Form 10-Q
period 1997-06-30
UNION NATIONAL BANCORP INC
filed 1997-08-13
CIK 919871

Table Of Contents
                             Union National Bancorp



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheet                                           4
         Consolidated Statement of Income                                     5
         Consolidated Statement of Cash Flows                                 6
         Consolidated Statement of Changes on Stockholders' Equity            7
Item 2. Management's Discussion and Analysis                               8-12
PART II - OTHER INFORMATION
Item 1. Exhibits and Reports on Form 8-K                                     12

United States Securities and Exchange Commission Washington, D.C. 20549

                                    FORM 10-Q
{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30,1997

{   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________to____________

COMMISSION FILE NUMBER:                     000-22523

UNION NATIONAL BANCORP, INC. (Exact name of registrant as specified in its charter)

         Maryland                                         52-0514247
         (State of incorporation)               (I.R.S. Identification Number)


         117 East Main Street, Westminster, MD 21157     (410) 848-7200
         (Address of principal executive offices)        (Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

                                   YES  { X }       NO {   }

         The number of shares of common stock outstanding as of June 30, 1997 is 834,000 shares.

Part 1 Financial Information Item 1 Financial Statements
Union National Bancorp
Consolidated Balance Sheets

                                                                June 30,                December 31,
                                                                  1997                       1996
                                                                  ----                       ----
ASSETS                                                         (Unaudited)

Cash and due from banks                                         $6,471,761                 $6,910,561
Interest bearing deposits with banks                                43,627                    160,821
Federal funds sold                                              11,081,530                  8,882,550
Investment securities available for sale-at fair value          48,607,907                 38,866,761
Investment securities held to maturity - at amortized
  cost - fair value of $      (1997) and $17,304,150 (1996)     14,837,241                 17,073,011
Loans                                                          148,093,328                147,350,540
Less: allowance for credit losses                               (1,848,177)                (1,772,433)
                                                              ------------               ------------

Loans - net                                                    146,245,152                145,578,107
Bank premises and equipment                                      3,903,890                  3,928,561
Foreclosed real estate                                             646,528                    391,236
Accrued interest receivable                                      1,837,098                  1,292,194
Other assets                                                     1,890,061                  1,951,826
                                                              ------------               ------------

         TOTAL ASSETS                                         $235,564,796               $225,035,628
                                                              ============               ============

LIABILITIES

Deposits:
  Non-interest bearing deposits                               $ 24,618,474               $ 23,694,607
  Interest bearing deposits                                    180,977,331                175,596,828
                                                              ------------               ------------

         Total deposits                                        205,595,805                199,291,435
Short-term borrowings                                           10,012,991                  6,808,596
Federal Home Loan Bank Borrowing                                     --                         --
Accrued expenses and other liabilities                             891,860                    882,930
                                                                   -------                    -------

         Total liabilities                                     216,500,656                206,982,961
                                                               -----------                -----------



STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized;
  834,000 shares issued and outstanding                              8,340                      8,340
Surplus                                                          8,342,055                  8,342,055
Unrealized appreciation (depreciation) on securities available
  for sale (net of related tax effects)                             36,702                    (58,586)
Retained earnings                                               10,677,043                  9,760,858
                                                                ----------                  ---------

         Total stockholders' equity                             19,064,140                 18,052,667
                                                                ----------                 ----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                             $ 235,564,796               $225,035,628
                                                             =============               ============


Union National Bancorp
Consolidated Statements of Income (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                            1997            1996             1997           1996
                                                       ---------------------------------------------------------------
INTEREST INCOME:
     Interest and fees on loans                               $3,387,604      $3,475,763      $6,734,470    $6,936,787
     Interest and dividends on investment securities:
        Taxable interest on mortgage backed securities           316,979         370,890         646,958       756,777
        Other taxable interest & dividends                       605,831         290,311       1,140,245       566,035
        Nontaxable interest                                       75,353          94,713         152,931       191,561
     Interest on deposits at other banks                             517          36,722           2,756        57,396
     Interest on federal funds sold                              109,423          87,179         199,897       156,087
                                                       ---------------------------------------------------------------
        Total interest income                                  4,495,706       4,355,580        8,877,257    8,664,643

INTEREST EXPENSE:
     Interest on deposits:
        Time certificates of deposit of $100,000 and more        270,731         410,079          575,569      642,778
        Other deposits                                         1,687,560       1,512,880        3,238,282    3,216,516
                                                       ----------------------------------------------------------------
        Total interest on deposits                             1,958,291       1,922,959        3,813,851    3,859,294
     Interest on short-term borrowings                            99,248          84,716          231,706      156,039
     Interest on Federal Home Loan Bank borrowings                     0               0                0       26,300
                                                       ---------------------------------------------------------------
        Total interest expense                                 2,057,539       2,007,675        4,045,557    4,041,633

NET INTEREST INCOME                                            2,438,166       2,347,905        4,831,700    4,623,010

PROVISION FOR CREDIT LOSSES                                       55,000         122,000          115,000      191,000
                                                       ---------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                                  2,383,166       2,225,905        4,716,700    4,432,010
                                                       ---------------------------------------------------------------
NON-INTEREST INCOME:
     Service charges on deposit accounts                         234,512         174,323          460,852      332,105
     Other service charges                                        66,334          26,529           91,333       56,456
     Gains on sales of loans                                           -               -                -       13,668
     Other income                                                 14,806          35,963           84,170       94,802
                                                       ---------------------------------------------------------------
        Total other operating income                             315,653         236,815          636,355      497,031
                                                       ---------------------------------------------------------------
NON-INTEREST EXPENSES:
     Salaries and employee benefits                            1,041,316         902,512        2,064,670    1,890,865
     Occupancy expense of bank premises                          182,584         190,772          358,585      387,270
     Equipment expenses                                          105,849          82,237          197,008      179,757
     Other expenses                                              489,351         472,734          982,872      953,243
                                                       ---------------------------------------------------------------
        Total other operating expenses                         1,819,100       1,648,256        3,603,135    3,411,135

                                                       ---------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       879,719         814,464        1,749,920    1,517,906
APPLICABLE INCOME TAXES                                          289,081         291,453          575,195      526,567
                                                       ---------------------------------------------------------------
NET INCOME                                                      $590,638        $523,011       $1,174,725     $991,339
                                                       ===============================================================
EARNINGS PER COMMON SHARE                                          $0.71           $0.63           $1.41


Union National Bancorp
Consolidated Statements of Cash Flows (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                1997                  1996
                                                                           --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $1,178,231              $991,399
    Adjustments to reconcile net income to net cash
          provided by operating activities:
       Provision for credit losses                                               115,000               191,000
       Depreciation and amortization                                             319,187               291,050
       Gain on sales of other real estate and other assets                       (19,157)              (35,941)
       Deferred income taxes                                                     (18,190)               (2,015)
       Net decrease (increase) in accrued interest receivable                   (544,903)               76,890
       Net increase (decrease) in accrued expenses & other liabilities             8,930                43,572
       Other - net                                                            (2,433,311)              150,651
                                                                           --------------          ------------
          Net cash provided by operating activities                           (1,394,213)            1,706,606
                                                                           --------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available for sale securities                               (10,930,000)           (8,000,000)
    Proceeds from maturities of available for sale securities                  2,241,584             3,580,793
    Purchase of  held to maturity securities                                           -              (445,000)
    Proceeds from maturities of held to maturity securities                    3,327,466             3,782,150
    Proceeds from sale of other real estate and other assets                     137,510               301,182
    Net increase in loans                                                     (1,181,149)           (1,012,815)
    Bank premises and equipment acquired                                        (343,858)             (239,773)
    Foreclosed  real estate acquired                                            (124,451)             (124,451)
       Net cash used in investing activities                                  (6,872,898)           (2,157,914)
                                                                           --------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                   6,339,086              3,841,476
    Net increase (decrease) in short-term borrowings                           3,705,101              1,595,043
    Repayments of Federal Home Loan Bank borrowings                                    -             (5,000,000)
    Cash dividends paid                                                         (258,540)              (233,520)
       Net cash provided by financing activities                               9,785,647                202,999
                                                                           --------------          -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,642,987               (248,309)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                15,953,932             13,641,267
                                                                           --------------          -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $17,596,919            $13,392,958
                                                                           ==============          =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                               $684,103               $660,179
                                                                           ==============          =============
    Income taxes paid                                                            515,000                520,000
                                                                           ==============          =============
NON-CASH INVESTING ACTIVITIES
    Transfer from loans to foreclosed real estate                               $375,000               $319,708
    Transfer from available for sale securities                            --------------          -------------
       to held to maturity securities                                           $-                     $-
                                                                           ==============          =============

Union National Bancorp
Consolidated Statements of Changes in Stockholders' Equity


                                                                          Unrealized
                                                                         Appreciation
                                                                        (Depreciation)
                                                                         on Securities
                                               Common                      Available          Undivided
                                               Stock       Surplus         for Sale            Profits             Total
                                               -----       -------         --------            -------             -----

Balance at December 31,1995                    $8,340    $8,342,055        ($183,075)          $8,372,716       $16,540,036
     Net income                                 -             -              -                    991,339           991,339
     Cash dividends ($.50 per share)            -             -              -                   (233,520)         (233,520)
     Unrealized depreciation on securities
         available for sale (net of tax)        -             -             (252,551)           -                  (252,551)
                                             ---------   -----------      ------------         -------------    ------------

Balance at June 30, 1996                        8,340     8,342,055         (435,626)           9,130,535        17,045,304
     Net income                                 -             -              -                    872,183           872,183
     Cash dividends ($.52 per share)            -             -              -                   (241,860)         (241,860)
     Unrealized appreciation on securities
         available for sale (net of tax)        -             -              377,040            -                   377,040
                                             ---------   -----------      ------------         -------------    ------------

Balance at December 31, 1996                   $8,340    $8,342,055         $(58,586)          $9,760,858       $18,052,667

     Net income                                 -             -               -                 1,174,725         1,174,725
     Cash dividends ($.57 per share)            -             -               -                  (258,540)         (258,540)
     Unrealized appreciation on securities
         available for sale (net of tax)        -             -               95,288            -                    95,288
                                             ---------   -----------      ------------         ------------     ------------

Balance at June 30, 1997                      $8,340     $8,342,055          $36,702          $10,677,043       $19,064,140
                                             =========   ===========      ============        ==============    ============

Union National Bancorp

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for Union National Bancorp, Inc. ("Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     On June 30, 1994, Union National Bancorp, Inc. commenced operations as the parent company of its sole subsidiary, The Union National Bank of Westminster, ("Bank") which has conducted the business of banking since 1816. Since the Bank is the primary possession of the holding company, the assets and liabilities of the holding company are made up almost entirely of the assets and liabilities of the Bank. The same is true for the income and expense of the Company with the exception of activities conducted at the holding company level only, such as mergers and acquisitions. All data is presented in this analysis in consolidated form and is compared to like data for the Bank for prior years.

     Total assets were $235.6 million at June 30, 1997, an increase of $15.8 million or 6.7% over one year earlier. The primary source of these funds was certificates of deposit. Growth in deposits has declined in recent years as depositors have sought other avenues of investment to enhance their yields. Loan growth slowed during the second half of 1996 and remained sluggish throughout 1997. Other investments have increased as loan growth has declined.

     Net income rose 15.6% in the first half of 1997 to $1,174,725 from net income of $991,339 in the same period of 1996. The return on average assets for the six months ended June 30, 1997 was 1.04% and .91% for the same period in 1996. The return on average equity was 12.84% for the six months ended June 30,1997 and 11.68% for the six months ended June 30,1996.


Net Interest Income

     Net interest income is the major component of the Banks's earnings, and it consists of the excess of interest income from earning assets less the expense of interest bearing liabilities. Earning assets are composed primarily of loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of the changes in net interest income. The net interest margin is calculated as tax-equivalent net interest income (income plus the tax savings from tax-exempt loans and investments) divided by average earning assets and represents the Banks's net yield on its earning assets.

     First half net interest income before provision for loan losses was $4,831,700 in 1997, $4,623,011 in 1996. These levels represent increases of $208,689 (4.5%) for 1997. On a tax-equivalent basis, the respective net interest incomes for the first half 1997 and 1996, respectively, were $4,913,508 and $4,701,286. In 1996, the growth in net interest income slowed because the growth of earning assets as well as the spread between the rate of interest earned and that paid were declining. This trend has continued, but it improved in 1997. The net interest spread rose to 4.03% in the first half of 1997 from 4.01% in the same period of 1996. The net interest margin as a percentage of earning assets was 4.62% for the first half, up slightly from 4.59% in 1996.

Non-Interest Income

     Total non-interest income for the first six months of 1997 was $636,355 up $139,323 or 28.0% from $497,032 for the first six months in 1996. This increase is principally attributed to a $128,747 increase in service charge fees. Recoveries of prior expenses or losses occurred which totaled $9,444 and an increase of 17,431 for other servicing commissions were additional factors.

     For the second quarter of 1997 total non-interest income was $315,653 up $78,838 or 33.3% from $236,815 for the second quarter of 1996. This increase is due to the same factors as the first half, increased servicing fees attributed 60,189 and recoveries attributed 39,805.

Non-Interest Expense

      Non-interest expense for the first six months of 1997 was $3,603,135 an increase of $191,998.00 or 5.6% from $3,411,137 in 1996. These increases are generally direct reflections of the growth in assets as well as the related investment in services, branches, and facilities.

     In the first half 1997 salaries and benefits totaled $2,064,669, up $173,804 or 9.2% from $1,890,865 in the second quarter of 1996. Personnel expense represented 57.3% of total non-interest expense in the second quarter of 1997 compared to 55.6% in the same period of 1996. The average assets per employee have increased for the first six months from $1.87 million in 1996 to $1.97 million in 1997. This shows increased automation of functions as well as a general improvement in the efficient allocation of resources since assets have grown more rapidly than the revenue of staff to support the business.

     Occupancy expense for the first half was $358,585 in 1997, down $28,685 or 7.4% from $387,270 of the first half of 1996. The primary source of this decrease is due to a 70.4% increase in rental income associated with a increase activity in non-traditional products. Rental expenses for the first half was $126,266 in 1997, up $25,209 or 24.9% from $101,057 of the first half of 1996.
This increase in expense was due to expansion of branch locations.

         Other operating expense was $1,174,571 for the first half of 1997, up $51,667 or 4.6% from $1,122,904 for the first half of 1996. An increase in checks, account, and cash loss of $58,973 or 87.1% in the first half was practically offset by a reductions of computer service expense of $39,433 of 14.1%.

Income Taxes

      Income tax expense for the first half of 1997 and 1995 were $575,195 and $426,567 respectively. Income taxes were 32.9% of net income before taxes for the first half of 1997 and 41.2% for the first half of 1996. Federal income tax accounted for 84.3% of total tax in 1997 first half compared to 76.0% in 1996 first half. As non-taxable income declines as a result of the 1986 Tax Reform Act, tax expense rises faster than net income, and federal tax is making up an increasing portion of the total.

Securities Portfolio

         Total holdings in the investment portfolio at June 30,1997 were $63,445,149 and at year-end were $55,939,772 in 1996. In aggregate, investment securities increased 7,505,377 or 13.4% in the first half of the year. During 1996 and 1997, the portfolio was increased as the spread of longer term investments to overnight funds widened, and further additions settled early in 1997. The total portfolio had an average maturity of 2.9 years on June 30, 1997 compared with 3.8 years on June 30,1996. These maturities represent estimates of the actual life of instruments considering mortgage-back pay downs and puts for tax-free securities

Loan Portfolio

     Total loans outstanding on June 30,1997 were $148,093,328 and on December 31,1996 were $147,350,540. The loan portfolio increased 742,788 or .51% in the first half of the year. The portfolio represented 62.9% of total assets on June 30,1997 and 65.5% of total assets on December 31,1996.

     In the first half of 1997 the commercial loan portfolio decreased $3,617,343 or 15.1% although commercial mortgages increased $5,788,618 or 10.5%. The greatest majority of commercial loans are collateralized by some form of real estate. Residential real estate declined $1,574,560 or 5.1%. Most residential mortgages are kept "in house", however the Bank is involved in selling mortgages on the secondary market. The installment portfolio increased $288,912 or .8%. The home equity portfolio increased 2,513,293 or 47.3% while the direct and indirect portfolio decreased 2,033,112 or 8.1%.


Allowance for Credit Losses
     The allowance for loan losses on June 30,1997 was 1,848,176 and on December 31,1996 was 1,772,433. This is an increase of 75,743 or 4.3%. The ratio of allowance to total loans was 1.21% at year end 1996 and 1.26% at the end of the first half of 1997.

Deposits

     The Company uses deposits as the primary source of funding of its assets. The Company has experienced continuous growth of deposits, especially in certificates of deposit.

Total deposits were $205,595,805 on June 30,1997 and $199,291,435 on December 31, 1996. The main source area in both 1997 and 1996 was certificates of deposits which grew $3.4 million or 3.1%. In addition, checking accounts rose $2.3 million or 5.1%. Both regular savings and money market remained approximately the same, 257,820 or .81% and 112,211 or .64% increases respectively.

Short-Term Borrowings

     Short-term borrowings consist of Federal funds purchased, repurchase agreements, and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank and correspondent bank lines.

     Repurchase agreements averaged $10,513,697 during 1997 compared to $ 8,555,503 in 1996. At June 30,1997 there were $10,012,991 and at year-end 1996, they were $6,808,596. These funds included customer repurchase agreements in addition to those funds which were obtained solely to provide liquidity.


Liquidity

     Traditionally, The Bank has maintained a strong liquidity position because of a concentration of core deposits such as regular savings and checking accounts. A high percentage of money market accounts and certificates of deposit can also be considered core deposits. Federal funds sold is the Bank's most liquid earning asset. Other sources include money market instruments and securities classified available for sale. In addition to these sources, the Bank has total credit lines of $33 million available from correspondent banks as of June 30,1997.

     On June 30,1997 securities available for sale and federal funds sold totaled $59,689,437 compared with 47,749,311 on December 31, 1996. These funds averaged $53,631,971 on June 30,1997 and $40,304,499 on year end 1996. (No securities were classified available for sale until December 31, 1993.) Asset liquidity is also provided by managing the maturities of loans, securities, and certificates of deposit.

Capital Management

     The Company's capital position is presented in the following table:

                                                        June 30,        December 31       Regulatory
                                                        1997            1996              Requirement
-----------------------------------------------------------------------------------------------------

Tier 1 capital to risk weighted assets                  11.9%           11.7%             4.0%
Total capital to risk weighted assets                   13.0%           12.9%             8.0%
Capital leverage ratio                                   8.7%            8.0%             3.0%



PART II - OTHER INFORMATION

Item 1. Exhibits and Reports on Form 8-K

A Report on Form-8K

(a) There have been no Reports on Form 8-k filed by the Company during the quarter for which this report is filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp (Registrant)


August 13, 1997                     By: /s/ Virginia W. Smith
                                    -------------------------
                                    Virginia W. Smith
                                    President and Chief Executive Officer


August 13, 1997                     By: /s/ Gabrielle M. Peregoy
                                    ----------------------------
                                    Gabrielle M. Peregoy
                                    Vice President