Form 10-Q/A
period 1997-06-30
UNION NATIONAL BANCORP INC
filed 1997-09-29
CIK 919871

Table Of Contents
                             Union National Bancorp




PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheet                                           4
         Consolidated Statement of Income                                     5
         Consolidated Statement of Cash Flows                                 6
         Consolidated Statement of Changes on Stockholders' Equity            7
Item 2. Management's Discussion and Analysis                               8-12
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                                     12

United States Securities and Exchange Commission Washington, D.C. 20549

                                AMENDMENT NO. 1
                                   FORM 10-Q/A
{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


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

         Total loans outstanding on June 30, 1997 were $148,093,328 and on December 31, 1996 were $147,350,540. The loan portfolio increased 742,788 or
 .51% in the first half of the year. The portfolio represented 62.9% of total assets on June 30, 1997 and 65.5% of total assets on December 31, 1996.

         The Company's loan portfolio is composed of commercial loans (including commercial real estate), residential loans, and consumer installment loans. The commercial portfolio represents 57% of the total portfolio. The greatest majority of commercial loans (70%) are well collateralized by some form of real estate. The residential portfolio represents 21% of the overall loan portfolio. Most residential mortgages are kept "in house" and the majority have a loan to value ratio of less than 80%. For those residential mortgages with loan to value ratio greater than 80%, Private Mortgage Insurance is required to reduce risk. The consumer portfolio makes up the remaining 22% of the loan portfolio. The consumer portfolio of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately six dealerships, both new & used. The main emphasis of the first half of 1997 has been in home equity loans (fixed term) which are also part of the consumer portfolio. These loans are secured by the residence. Use of debt to income ratios and recent Credit Bureau scores assist to minimize losses in the consumer portfolio. The Company does not engage in foreign lending, and involvement in speculative real estate and land development are minimal. It is the Company's practice to lend in the Carroll County market area and to meet the needs of the community.

         In the first half of 1997 the commercial loan portfolio decreased $3,617,343 or 15.1% although commercial mortgages increased $5,788,618 or 10.5%. Residential real estate declined $1,574,560 or 5.1%. The installment portfolio increased $288,912 or .8%. The home equity portfolio increased $2,513,293 or 47.3% while the direct and indirect portfolio decreased $2,033,112 or 8.1%. Non-Accrual loans represent .6% of the total loan portfolio or $824,317. Of the total non-accrual 92% or $757,129 are secured by real estate. The largest portion of the non-accruals are in the commercial portfolio.


Allowance for Credit Losses

         The allowance for loan losses on June 30, 1997 was $1,848,176 and on December 31, 1996 was $1,772,433. This is an increase of $75,743 or 4.3%. The ratio of allowance to total loans was 1.21% at year end 1996 and 1.26% at the end of the first half of 1997.

         An analysis of the Allowance and the changes over the first half of 1997 follows:


        -------------------------------------------------------------------------------------------------------
                   Analysis of the Allowance for Credit Losses
        -------------------------------------------------------------------------------------------------------
                              Description                                                        Amount
        =======================================================================================================

         Balance at beginning of period (1/1/97)                                              $     1,772,433
                      Charge-offs first quarter 1997            $    48,024
                      Charge-offs second quarter 1997           $    15,338
                                                            -----------------
         Gross Charge-offs for first half of 1997                               $   63,362

                      Recoveries first quarter 1997             $    20,267
                      Recoveries second quarter 1997           $      3,838

                      Allocation first quarter 1997             $    60,000
                      Allocation second quarter 1997            $    55,000
                                                            -----------------
         Gross Recoveries and Allocations                                        $ 139,105

         Net Change since end of 1996                                                        $         75,743
                                                                                          ---------------------

         Balance at end of period (6/30/97)                                                   $     1,848,176

         Net Charge-offs as a percentage of average total loans:             Midyear:                  0.0267%
                                                                             Annualized:               0.0534%
        -------------------------------------------------------------------------------------------------------

         The methodology used in determining the Allowance is calculated quarterly. The methodology is performed in accordance with Banking Circular 201 and assesses risk based on the following categories: Levels of, and trends in, delinquencies and nonaccruals; Trends in volume and terms of loans; Effects of any changes in lending policies and procedures; Experience, ability, and depth of lending management and staff; National and local economic trends and conditions; and Concentrations of Credit that may affect loss experience. In addition, historical loss data for both our bank and peers are considered. A "Reserve Range" is then determined and a comparison made of the actual Allowance to the Estimated Potential Loss of the entire loan portfolio.

         Current level of charge-offs is low, however personal bankruptcies continue at a high level. Several commercial loans currently classified as substandard could become partial charge-offs by the end of the year. Expectations, however, are for 1997 net charge-offs to be under the 1996 total. The Allowance, as presented above, is believed to be adequate given current trends.

         The allowance for loan losses on June 30,1997 was $1,848,176 and on December 31, 1996 was $1,772,433. This is an increase of $75,743 or 4.3%. The ratio of allowance to total loans was 1.21% at year end 1996 and 1.26% at the end of the first half of 1997.

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



PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit
    No.
    -------

    27        FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K:

    There have been no Reports on Form 8-K filed by the Company during the quarter for which this report is filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp (Registrant)


September 29, 1997                  By: /s/ Virginia W. Smith
                                    -------------------------
                                    Virginia W. Smith
                                    President and Chief Executive Officer


September 29, 1997                  By: /s/ Gabrielle M. Peregoy
                                    ----------------------------
                                    Gabrielle M. Peregoy
                                    Vice President