Form 10-Q
period 1997-09-30
UNION NATIONAL BANCORP INC
filed 1997-11-17
CIK 919871

Table Of Contents
                          Union National Bancorp, Inc.


PART  I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheet                                           2
         Consolidated Statement of Income                                     3
         Consolidated Statement of Cash Flows                                 4
         Consolidated Statement of Changes in Stockholders' Equity            5
         Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis                                6-9
PART  II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                                     10

United States Securities and Exchange Commission Washington, DC 20549

FORM 10-Q {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

                       YES {X}           NO {  }

         The number of shares of common stock outstanding as of November 12,1997 is 834,000 shares.

Part 1 Financial Information  Item 1 Financial Statements

Union National Bancorp, Inc.
Consolidated Balance Sheets

                                                                                   September 30,            December 31,
                                                                                      1997                      1996
                                                                                   (Unaudited)
                                                                                   -----------              ------------
ASSETS

Cash and due from banks                                                              $5,896,989              $6,910,561
Interest bearing deposits in other banks                                                  9,416                 160,821
Federal funds sold                                                                   25,543,290               8,882,550
Investment securities available for sale-at fair value                               50,403,950              38,866,761
Investment securities held to maturity-at amortized cost-fair value of
     $14,090,310 (1997) and $17,304,150 (1996)                                       13,867,045              17,073,011
Loans                                                                               148,820,474             147,350,540
Less: allowance for credit losses                                                    (1,842,734)             (1,772,433)

Loans - net                                                                         146,977,740             145,578,107
Bank premises and equipment                                                           4,030,638               3,928,561
Foreclosed real estate                                                                  481,528                 391,236
Accrued interest receivable                                                           1,461,810               1,292,194
Other assets                                                                          1,751,353               1,951,826


     TOTAL ASSETS                                                                  $250,423,757            $225,035,628
                                                                                   ============            ============

LIABILITIES
Deposits:
     Non-interest bearing deposits                                                  $24,828,820             $23,694,607
     Interest bearing deposits                                                      184,033,789             175,596,828


         Total deposits                                                             208,862,609             199,291,435
     Short-term borrowings
         Fed. funds purchased/securities sold under agreement to repurchase          10,963,911               6,808,596
         Federal Home Loan Bank Borrowing                                            10,000,007                      -
     Accrued expenses and other liabilities                                           1,022,237                 882,930

         Total liabilities                                                          230,848,764             206,982,961
                                                                                 ---------------            -----------

STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized;
     834,000 shares issued and outstanding                                                8,340                   8,340
Surplus                                                                               8,342,055               8,342,055
Net unrealized appreciation (depreciation) on securities available
     for sale (net of related tax effects)                                               76,738                 (58,586)
Retained earnings                                                                    11,147,860               9,760,858


     Total stockholders' equity                                                      19,574,993              18,052,667


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $250,423,757            $225,035,628
                                                                                 ================         ===============


Consolidated Statements of Income (Unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                                  1997             1996             1997            1996
                                                                  ----             ----             ----            ----

INTEREST INCOME:
     Interest and fees on loans                               $3,395,098       $3,410,723       $10,129,567    $10,347,508
     Interest and dividends on investment securities:
         Taxable interest on mortgage backed securities          314,961          354,076           961,921      1,110,853
         Other taxable interest & dividends                      639,220          381,546         1,779,464        947,580
         Nontaxable interest                                      75,248           86,499           228,180        278,061
     Interest on deposits in other banks                             740            1,807             3,496         59,203
     Interest on federal funds sold                               86,452          100,884           286,349        256,972
                                                                  ------          -------           -------        -------

     Total interest income                                     4,511,719        4,335,535        13,388,977     13,000,177
                                                               ---------        ---------        ----------     ----------


INTEREST EXPENSE:
     Interest on deposits:
         Time certificates of deposit of $100,000 and more       233,588          286,267           809,156        906,971
         Other deposits                                        1,706,128        1,756,626         4,944,411      4,856,594
                                                               ---------        ---------         ---------      ---------


              Total interest on deposits                       1,939,716        2,042,893         5,753,567      5,763,565
     Interest on short-term borrowings                           138,469           96,245           370,175        252,285
     Interest on Federal Home Loan Bank borrowings                 1,228                0             1,228         26,300
                                                                   -----        ---------             -----         ------

         Total interest expense                                2,079,413        2,139,138         6,124,970      6,042,150
                                                               ---------        ---------         ---------      ---------


NET INTEREST INCOME AFTER                                      2,432,306        2,196,397         7,264,007      6,958,027
   PROVISION FOR CREDIT LOSSES                                    30,000           60,000           145,000        251,000
                                                                  ------           ------           -------        -------

NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                                 2,402,306        2,136,397         7,119,007      6,707,027
                                                               ---------        ---------         ---------      ---------

NON INTEREST INCOME:
     Service charges on deposit accounts                         264,334          225,071           725,186        557,176
     Other service charges                                        36,118           31,379           125,251        111,256
     Gains on sales of loans                                           -                -                 -         15,726
     Other operating income                                        8,885           22,473            95,255         91,796
                                                                   -----           ------            ------         ------

         Total non interest income                               309,337          278,923           945,692        775,955
                                                                 -------          -------           -------        -------

NON-INTEREST EXPENSES:
     Salaries and employee benefits                            1,102,150          985,246         3,166,820      2,876,112
     Occupancy expense of bank premises                          183,466          201,817           542,051        589,086
     Equipment expenses                                          117,311           79,596           314,319        259,354
     Other operating expenses                                    390,190          687,299         1,373,062      1,640,542
                                                                 -------          -------         ---------      ---------
         Total non interest expenses                           1,793,117        1,953,958         5,396,252      5,365,094
                                                               ---------        ---------         ---------      ---------

INCOME BEFORE INCOME TAXES                                       918,526          461,362         2,668,448      2,117,888
PROVISION FOR INCOME TAXES                                       297,589          212,511           872,784        739,078
                                                                 -------          -------           -------        -------

NET INCOME                                                      $620,937         $248,851        $1,795,664     $1,378,810
                                                                ========         ========        ==========     ==========

EARNINGS PER COMMON SHARE                                          $0.74            $0.30             $2.15          $1.65


Union National Bancorp, Inc.  Consolidated  Statements of Cash Flows (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                  1997                        1996
                                                                                  ----                        ----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $1,795,663                 $1,378,810
     Adjustments to reconcile net income to net cash
           provided by operating activities:
         Provision for credit losses                                             145,000                    251,000
         Depreciation and amortization                                           475,694                    421,794
         Gain on sales of other real estate and other assets                     (21,357)                   (23,784)
         Deferred income taxes                                                   342,583                    209,424
         Net decrease (increase) in accured interest receivable                 (169,616)                    49,528
         Net increase (decrease) in accrued expenses & other liabilities         139,307                    135,944
         Other - net                                                             (18,226)                    90,022
                                                                                 -------                     ------

         Net cash provided by operating activities                             2,689,048                  2,512,738
                                                                               ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available for sale securities                              (22,878,503)               (12,000,000)
     Proceeds from maturities of available for sale securities                10,849,120                  3,572,945
     Purchase of held to maturity securities                                           0                  (2,650,00)
     Proceeds from maturities of held to maturity securities                   3,308,122                  6,170,741
     Proceeds from sale of other real estate and other assets                    306,066                    326,405
     Net increase in loans                                                    (1,544,634)                  (671,109)
     Bank premises and equipment acquired                                       (577,771)                  (591,437)
     Foreclosed real estate acquired                                                   0                   (124,451)
                                                                               ---------                   --------

     Net cash used in investing activities                                   (10,537,601)                (5,966,906)
                                                                             -----------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                       9,597,654                  4,827,524
     Net increase (decrease) in short-term borrowings                          4,155,322                 12,968,409
     Borrowing (Repayments) of Federal Home Loan Bank borrowings              10,000,000                 (5,000,000)
     Cash dividends paid                                                        (408,660)                  (350,280)
                                                                                --------                   --------

     Net cash provided by financing activities                                23,344,316                 12,445,653
                                                                              ----------                 ----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                              15,495,763                  8,991,485

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                15,953,932                 13,641,267
                                                                              ----------                 ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $31,449,695                $22,632,752
                                                                             ===========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:





     Interest paid                                                            $6,124,970                 $6,042,151
                                                                              ==========                 ==========

     Income taxes paid                                                           771,000                    827,525
                                                                                 =======                    =======


NON-CASH INVESTING ACTIVITIES
     Transfer from loans to foreclosed real estate                              $375,000                   $191,083
                                                                                --------                   --------
     Transfer from available for sale securities
         to held to maturity securities                                        $    -                      $    -
                                                                               =========                   =========

Union National Bancorp
Consolidated Statements of Changes in Stockholers' Equity

                                                                               Unrealized
                                                                               Appreciated
                                                                             (Depreciation)
                                                                              on Securities
                                                    Common                      Available
                                                    Stock        Surplus        for Sale        Profits                 Total
                                                    -----        -------        --------        -------                 -----

Balance at December 31, 1995                       $8,340       $8,342,055      ($183,075)    $8,372,716            $16,540,036
     Net income                                       -               -              -         1,378,810              1,378,810
     Cash dividends ($.42 per share)                  -               -              -          (350,280)              (350,280)
     Unrealized depreciation on securities
       available for sale (net of tax)                -               -          (122,540)           -                 (122,540)
                                                   ------        ---------       --------      ---------              ----------

Balance at September 30, 1996                       8,340        8,342,055       (305,615)     9,401,246             17,446,026
     Net income                                       -               -              -           484,712                484,712
     Cash dividends ($.42 per share)                  -               -              -          (125,100)              (125,100)
     Unrealized appreciation on securities
       available for sale (net of tax)                -               -           247,029             -                 247,029
                                                   ------       ----------        -------      ----------            ----------

Balance at December 31, 1996                       $8,340       $8,342,055       $(58,586)     $9,760,858           $18,052,667
     Net income                                       -               -              -          1,795,663             1,795,663
     Cash dividends ($.57 per share)                  -               -              -           (408,660)             (408,660)
     Unrealized appreciation on securities
       available for sale (net of tax)                -               -           135,323             -                 135,323
                                                   ------       ----------        -------     -----------               -------

Balance at September 20, 1997                      $8,340       $8,342,055        $76,737     $11,147,861           $19,574,993
                                                   ======       ==========        =======     ===========           ===========

Union National Bancorp, Inc.

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

Note 2 - Recent accounting pronouncements: The FASB has issued Statements of Financial Accounting Standards No. 128 "Earning Per Share" in February 1997 for the year ending on or after December 15, 1997, and No. 130 " Reporting Comprehensive Income" in June 1997, and No. 131 "Disclosures about Segments of an Enterprise and Related Information" in June 1997, with effective dates for years beginning after December 15,1997 for each pronouncement. The Company has determined that the adoption of these Statements will not have a material effect on its disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

         In 1994, Union National Bancorp, Inc. commenced operations as the parent company of its sole subsidiary, The Union National Bank of Westminster, ("Bank") which has conducted the business of banking since 1816. Since the Bank is the primary possession of the holding company, the assets and liabilities of the holding company are made up almost entirely of the assets and liabilities of the Bank. The same is true for the income and expense of the Company with the exception of activities conducted at the holding company level only, such as mergers and acquisitions.

         This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

         Total assets were $250.4 million at September 30, 1997, an increase of $29.7 million or 11.9% over one year earlier. The primary funding source for the asset growth was certificates of deposit. Growth in deposits has declined in recent years as depositors have sought other avenues of investment to enhance their yields. Loan growth slowed during the second half of 1996 and remained sluggish throughout 1997. Other investments have increased as loan growth has slowed. Recently, management has made personal changes they believe will revive loan growth. As loan volume increases other funding sources are being explored to sustain this growth. For example, the Bank has taken advantage of competitive rate on borrowings from the Federal Home Loan Bank.

         Net income rose 30.2% in the first nine months of 1997 to $1,795,663 from net income of $1,378,810 in the same period of 1996. The return on average assets for the nine month period ended September 30, 1997 and 1996 was 1.05% and
 .95%, respectively. The return on average equity was 12.97% for the nine months ended September 30,1997 and was 12.29% for the nine months ended September 30,1996.


Securities Portfolio

         Total holdings in the investment portfolio at September 30,1997 were $64,270,995 and at year-end were $55,939,772 in 1996. In aggregate, investment securities increased $8,331,223 or 14.9% in the first nine months of 1997. The table below presents to securities portfolio mix as September 30, 1997 when compared to 1996 at year end.

                                                      Available for-Sale                             Held-to-Maturity
                                            September 30, 1997     December 31, 1996      September 30, 1997     December 31, 1996
                                            ------------------     -----------------      ------------------     -----------------
U.S. government securities                      $2,993,765               $5,489,035       $              -       $           -
U.S. government agencies                        29,978,922               18,075,915                  939,096           2,550,751
Government mortgaged-backed                     15,437,197               13,494,132                7,690,949           8,874,027
State & county municipals                          581,000                  602,500                5,237,000           5,648,233
Other securities                                 1,413,065                1,205,179                       -                   -
                                            ------------------    ------------------      -------------------      -------------

     Total Investment Securities               $50,403,949              $38,866,761              $13,867,045         $17,073,011
                                            ------------------    ------------------      -------------------      -------------


Loan Portfolio

         Total loans outstanding on September 30,1997 were $148,820,474 and on December 31,1996 were $147,350,540. The loan portfolio increased 1,469,994 or 1.0% in the first nine months of the year. The loan portfolio represented 59.4% of total assets on September 30,1997 and 64.7% of total assets on December 31,1996.

         The Bank's loan portfolio is composed of commercial and residential real estate secured loans, commercial loans, and consumer installment loans. Most residential mortgages are held for investment purposes and the majority have a loan to value ratio of less than 80%. For those residential mortgages with loan to value ratios greater than 80%, Private Mortgage Insurance is required to reduce risk. Both commercial real estate secured and commercial loans consist of well seasoned credits and new ventures that are well collateralized. The consumer portfolio is comprised of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately nine dealerships. An emphasis during the first nine months of 1997 has been in home equity loans (fixed term) which are secured by the residence. Use of debt to income ratios and recent Credit Bureau scores assist to minimize losses in the consumer portfolio. The Company does not engage in foreign lending, and involvement with speculative real estate and land development are minimal. The Company strives to meet the needs of the community by lending in the Carroll County market area.

                                      September 30, 1997      December 31, 1996
                                      ------------------      -----------------

Construction and land development          $4,042,095             $1,842,538
Residential real estate - mortgages        44,745,483             40,686,314
Commercial real estate - mortgages         51,639,969             50,575,745
Commercial                                 24,760,230             27,563,398
Consumer                                   23,632,697             27,219,780
                                           ----------             ----------

         Total Loans                      148,820,474            147,887,775
                                          -----------            -----------


Allowance for Credit Losses

         The allowance for loan losses on September 30,1997 was $1,842,734 and on December 31,1996 was $1,772,433. This is an increase of 70,301 or 4.1%. The ratio of allowance to total loans was 1.20% at year end 1996 and 1.24% at the end of the first nine months of 1997.


                   Analysis of the Allowance for Credit Losses
             Description                                      Amount

Balance at beginning of period 1/1/97                                                     $1,772,433
     Charge-offs first quarter 1997                          (48,024)
     Charge-offs second quarter 1997                         (15,338)
     Charge-offs third quarter 1997                          (55,665)
                                                              -------
Gross Charge-offs for first nine months of 1997                               (119,027)
                                                                              --------

     Recoveries first quarter 1997                            20,267
     Recoveries second quarter 1997                            3,838
     Recoveries third quarter 1997                            20,223
                                                              ------

     Allocation first quarter 1997                            60,000
     Allocation second quarter 1997                           55,000
     Allocation third quarter 1997                            30,000
                                                              ------
Gross Recoveries and Allocations                                               189,328
                                                                               -------

Net Changes since end of 1996                                                                $70,301
                                                                                             -------
Balance at end of period 9/30/97                                                          $1,842,734

Net Charge-offs as a percentage of average total loan       First nine months                  1.24%


         The methodology used in determining the allowance is calculated quarterly and is applied in accordance with Banking Circular 201 and assesses risk based on the following categories: trend, in delinquencies and nonaccruals; experience, ability, and depth of lending management and staff; national and local economic trends and conditions; and concentrations of credit that may affect loss experience. In addition, historical loss data for both our bank and peers are considered. A "reserve range" is determined from this process. A comparison is then made of the actual allowance balance to the estimated potential loss in the entire portfolio to determine the current period provision for credit losses.

Deposits

         The Company uses deposits as the primary source for funding assets growth. The Company has experienced continuous growth of deposits, especially in certificates of deposit.

Total deposits were $208,862,609 on September 30,1997 and $199,291,435 on December 31, 1996. The primary source of deposits in both 1997 and 1996 was certificates of deposits which grew $3.4 million or 3.1%. In addition, checking accounts rose $2.3 million or 5.1%. Both regular savings and money market accounts remained approximately the same, increasing $257,820 or .81% in 1997 and $112,211 or .64% in 1996.


Short-Term Borrowings

         Short-term   borrowings   can  consist  of  Federal  funds   purchased,
repurchase agreements, and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank and correspondent bank lines.

         Securities sold under agreement to repurchase have averaged $10,035,933 during 1997 compared to $8,555,503 in 1996. At September 30, 1997, they totaled $10,963,911 and, at year-end 1996, they totaled $6,808,596.

         In the third quarter of 1997, the Bank borrowed $10,000,000 from the Federal Home Loan Bank. These funds were obtained to promote further growth in the loan portfolio. Management believes the spread between the cost of funds on these borrowings and investment return in the loan portfolio will increase the Bank's net interest margin.


Liquidity

         Traditionally, the Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. The Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold is the Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, the Bank has lines of credit totaling $33 million available from correspondent banks as of September 30,1997.

         On September 30, 1997, securities available for sale and federal funds sold totaled $75,947,240 compared with 47,749,311 on December 31, 1996. These assets averaged $59,278,299 at September 30,1997 and $40,304,499 in 1996.
Liquidity is also provided by managing the maturities of loans, securities, and certificates of deposit.


Capital Management

         The Company's capital position is presented in the following table:

                                                                 September 30,     December 31        Regulatory
                                                                     1997             1996           Requirement
                                                             ---------------------------------------------------
Tier 1 capital to risk weighted assets                               12.0%            11.7%              4.0%
Total capital to risk weighted assets                                13.1%            12.9%              8.0%
Capital leverage ratio                                                8.4%             8.0%              3.0%

Net Interest Income

         Net interest income is the major component of the Bank's earnings, and it consists of the excess of interest income from earning assets less the expense of interest bearing liabilities. Earning assets are composed primarily of loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of the changes in net interest income. The net interest margin is calculated bases on tax-equivalent net interest income (income plus the tax savings from tax-exempt loans and investments) divided by average earning assets and represents the Bank's net yield on its earning assets.

         For the first nine months, net interest income before provision for loan losses was $7,264,007 in 1997, $6,958,027 in 1996. This represents an increase of $305,980 (4.4%) for 1997. Managing the net interest margin is one of the primary focuses of the Asset/ Liability Committee. Monthly, the committee examines the "gap" and it's assumptions for their validity, and assesses the margins movement relative to these factors. The net interest spread represents the difference between the yield of net earning assets and the cost of net interest bearing liabilities, which rose to 4.03% in the first nine months of 1997 from 4.01% in the same period of 1996.


Noninterest Income

         Total noninterest income for the first nine months of 1997 was $945,692 up $169,737 or 21.9% from $775,955 for the first nine months in 1996. Service charges on deposit accounts increased $168,010 or 30.1%. This increase in service charges on deposit accounts is a trend the Bank feels will continue. Beginning in the fourth quarter, the Bank began service charging foreign ATM activity, a practice all other local competitors have been practicing. Also, the bank plans to introduce its debit card product in the last quarter of 1997.


Noninterest Expense

         Noninterest expense for the first nine months of 1997 was $5,396,252, a slight increase of $31,158 or .58% from $5,365,094 in 1996.

         In the first nine months of 1997, salaries and benefits totaled $3,166,820, up $290,708 or 10.1% from $2,876,112 in the first nine months of
1996. Personnel expense is the largest segment of noninterest expense. It represented 58.7% of the total for the nine months ended September 30, 1997.

         Occupancy and equipment expenses for the first nine months totaled $856,370 in 1997, an increase of $7,930 or .9% from $848,440 for the first nine months of 1996. This increase is primarily due to depreciation expense and start up cost of our new Eldersburg branch, and bringing item processing "in house". We will be expanding into the Mount Airy region early in 1998, we anticipate the slight increase in noninterest expenses will be offset by a greater increase in noninterest income.

         Other operating expense totaled $1,373,062 for the first nine months of 1997, a decrease of $267,480 or 16.3% from $1,640,542 for the first nine months of 1996. The main factor in the reduction is due to a decrease in computer service expense of $167,298 or 36.6% over the same period in 1996. This decrease was partially offset by an increase in checks, accounts, and cash loss of $42,194 in the first nine months of 1997 compared to the first nine months of 1996.

PART II - OTHER INFORMATION

Item 1. Exhibits and Reports on Form 8-K

A Report on Form-8K

(a) Changes in Registrant's Certifying accountant on form 8K was filed for item four of 8K on October 1, 1997



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf months by the undersigned thereunto duly authorized.

Union National Bancorp (Registrant)


October 18, 1997                    By: /s/ Virginia W. Smith
                                    -------------------------
                                    Virginia W. Smith
                                    President and Chief Executive Officer


October 18,1997                     By: /s/ Gabrielle M. Peregoy
                                    ----------------------------
                                    Gabrielle M. Peregoy
                                    Vice President