Form 10-K
period 1997-12-31
UNION NATIONAL BANCORP INC
filed 1998-03-31
CIK 919871

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended December 31, 1997
                        Commission File Number 000-22523

                          UNION NATIONAL BANCORP, INC.

        Maryland                                     52-0514247
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               identification number)

        117 East Main Street, Westminster, MD 21157  (410) 848-7200
        (Address of principal executive offices)     (Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             YES [X]        NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statement incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

     As of March 17, 1998, Union National Bancorp had 1,674,870 shares of common stock outstanding, par value $.01.

Documents Incorporated by Reference
     Portions of the Union National Bancorp. Inc. 1997 Annual Stockholders Report for the year ended December 31, 1997 , Parts I,II, IV
     Portions of Union National Bancorp Inc. Proxy Statement dated March 24, 1998, Part III

PART I

ITEM 1. BUSINESS

General

     Union National Bancorp, Inc. ("Union National") was incorporated under the law of the State of Maryland on January 19, 1994, and is a one-bank holding company headquartered in Westminster, Maryland.

     Union National is primarily engaged in commercial and retail banking services and in business related to banking services through its subsidiary, The Union National Bank of Westminster ("UNB"). UNB was founded in Westminster in 1816 under the name of Bank of Westminster, and was briefly known during the period of 1821 to 1830 as a branch of the Farmers & Mechanics of Frederick. In 1865, UNB became known as "The Union National Bank of Westminster". UNB is currently in its 182nd year of operation.

     UNB has nine full service banking offices in Carroll County, four of which are located in Westminster, one in Finksburg, one in Hampstead, one in Eldersburg, one in Sykesville, and as of January 15, 1998, one in Mount Airy. UNB also has one loan production office, which is located in the same building as Union National's office headquarters in Westminster, Maryland.


Lending, Deposit and Investment  Activities

     Lending Activities:

     UNB provides a full range of commercial and retail banking services designed to meet the borrowing and depository needs of small and medium size businesses and consumers in local areas. Substantially all of UNB's loans are to customers located within its service area. UNB has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board ("FRB"). All of the loans in UNB's loan portfolio have been originated by UNB. UNB conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; large loans must be approved by senior officers or various loan committees. UNB's management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to UNB's loan policies.

     The commercial loans offered by UNB include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, (iv) SBA-guaranteed loans, and (v) agricultural loans. UNB's commercial real estate loans are used to provide permanent financing for retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written for a fifteen year term or amortized over a longer period with a balloon payment by the fifteenth year. Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collection process are also used to minimize any potential losses. UNB employs four full-time commercial loan officers.

     Consumer loans offered by UNB include (i) residential real estate loans,
(ii) personal unsecured lines of credit (iii) personal installment loans (including indirect lending through auto sales companies), and (iv) home equity loans (fixed-rate term and open ended revolving lines of credit).

     Residential mortgage products include adjustable rate as well as conventional, fixed-rate loans. Terms vary from a five-year balloon to a 30-year fully amortized loan. UNB does not purchase loans but is active in secondary market lending and is also a member of the Federal Home Loan Bank of Atlanta. Personal unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy bank customers. The largest segment of UNB's installment loan portfolio is secured by motor vehicles and are fixed-rate loans. Credit checks, credit scoring and debt to income ratios of 40% or less are used to qualify borrowers. Home equity products include both fixed-rate term products and open-end revolving lines of credit with maximum loan to value ratios of 85% of current appraisal to 80% of current tax assessment.

     Deposit Activities

     UNB also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) trust and cash management services, (iii) retirement accounts such as Individual Retirement Accounts ("IRA") and Simplified Employee Pension accounts, retail deposit services such as certificates of deposit, money market, savings accounts, checking account products and Automated Teller Machines ("ATM"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, debit card services, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. UNB now provides 24-hour access to customer information through its automated voice response system. This system provides customers with balances, recent transactions, pending transactions, the ability to transfer funds between accounts, and receive facsimile statements. UNB offers credit cards and a full range to trust services through one of its correspondent banking relationships.

     The principal sources of funds for UNB are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits). UNB solicits these deposits from individuals, businesses, foundations and government authorities. Substantially all of UNB's deposits are from the local market areas surrounding each of its offices.

     Investment Portfolio Activities

     UNB's investment portfolio has several objectives. A key objective is to provide a balance in UNB's asset mix of loans and investments that is consistent with its liability structure, and to assist in management of interest rate risk. The investments augment UNB's capital position in the risk based capital formula, providing the necessary liquidity to meet fluctuations in credit demands of the community and fluctuations in deposit levels. In view of the above objectives, the portfolio is treated conservatively by management, and only securities that pass conservative investment criteria are purchased. UNB does not engage in any derivatives trading. The portfolio will commonly fluctuate between 20% and 30% of UNB's assets.

     Additional Activities

     UNB provides its customers with access to investment products through a third party vendor, Primevest Financial Services, Inc., which offers annuities and mutual fund products and is based in Minnesota.

Competition

     UNB operates in a highly competitive environment, competing for deposits and loans with commercial banks, savings banks, thrift institutions, credit unions, and finance and mortgage companies. Some of these competitors possess substantially greater financial resources than those available to UNB. Also, certain of these institutions have significantly higher lending limits than UNB, and may provide various services for their customers, such as trust services, which UNB does offer directly to its customers.

     UNB does not maintain data concerning its competitive position within its market area. Occasionally, limited market share data is produced by third parties. According to a 1997 publication by the FDIC, at June 30, 1997 UNB had 12.54% market share of deposits held by the Carroll County branches of banks, savings associations, and credit unions. Two other institutions had larger deposit market share (25.75% and 12.64%) for their Carroll County branches.

     Financial institutions compete generally on the basis of rate and service. In its lending business, UNB is subject to increasing competition from consumer finance companies.

     While UNB will seek to remain competitive with the interest rate that it charges on loans and offers on deposits, UNB believes that its success has been and will continue to be due to its emphasis on its community banking, customer service and relationships. With the continuing consolidation in the banking industry, particularly in UNB's markets, smaller profitable banks are gaining opportunities where larger institutions exit markets that are only marginally profitable for them. Management of Union National believes it can profitably utilize such opportunities by establishing a local presence in these areas to provide community banking services.

Supervision and Regulation

     General. Union National and UNB are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of banks and bank holding companies. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Union National and UNB.

     Federal Bank Holding Company Regulation and Structure. Union National is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the FRB. Union National is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of Union National and its subsidiaries.

     With certain limited exceptions, Union National is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of Union National is required to give 60 day written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

     Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the FRB, Union National may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Union National's ability to obtain funds from UNB for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale or property of furnishing of services. For example, UNB may not generally require a customer to obtain other services from itself or

Union National, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer.

     Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of Union National causes a loss to the FDIC, other insured subsidiaries of Union National could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

     State Banking Holding Company Regulations. As a Maryland bank holding company, Union National is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. See "Supervision and Regulation-Federal Bank Holding Company Regulation and Structure." Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Commissioner. Also, a bank holding company and its Maryland state chartered bank or trust company cannot directly or indirectly acquire banking or non-banking subsidiaries or affiliates until the bank or trust company receives the approval of the Commissioner.

     Federal Bank Regulation. Union National's banking subsidiary is a federally-chartered national bank regulated by the Office of Comptroller of the Currency ("OCC"). The OCC may prohibit the institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitutes unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institution they regulate to prohibit or correct activities which violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

     UNB is subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with UNB and not involve more than the normal risk of repayment. Other laws tie maximum amount which may be loaned to any one customer and its related interests to capital levels.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may be subject to institution to regulatory sanctions. Union National, on behalf of UNB, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions. See "Supervision and Regulation-Capital Requirements."

     Before establishing new branch offices, UNB must meet certain minimum capital stock and surplus requirements and the Bank must obtain OCC approval.

     Deposit Insurance. As a FDIC member institution, UNB's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of zero to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

     Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of asset and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. For bank holding companies with less than $150,000,000 in consolidated assets, the guidelines are applied on a bank-only basis.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum to Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital, include, common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of federal banking agencies. Banks and bank holding companies subject to the risk based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31,1997, UNB's ratio of Tier 1 to risk-weighted assets stood at 11.58% and its ratio of total capital to risk-weighted assets stood at 12.64%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3%. As of December 31, 1997, UNB's leverage capital ratio was 7.96%

     In August, 1995 and May, 1996 the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital; adequacy, an assessment of the UNB's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management included a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. UNB has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, Union National does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for UNB.

     Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of UNB to grow and could restrict the amount of profits, if any, available for payment of dividends to the Company.

     Federal Deposit Insurance Corporation Improvement Act of 1991. In December, 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants,
(ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital. (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums. See "Deposit Insurance."

     A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a six-tiered system for measuring the capital adequacy of the depository institution that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," " significantly undercapitalized" and " critically undercapitalized." UNB is currently classified as "well-capitalized." An institution may be deemed by regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subjected to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

     FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

     Interstate Banking Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated effective on September 29, 1995. The law also permits interstate branching by banks effective as of June 1,1997, subject to the ability of the state to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29,1995.

     Monetary Policy. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply.

Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Employees

     As of December 31,1997, UNB had the equivalent of 118 full-time employees. None of its employees is represented by a collective bargaining unit. UNB considers relations with its employees to be good.


ITEM 2. PROPERTIES

         Union National owns the following properties:

         Offices                                     Location
         -------                                     --------

Corporate Headquarters                      117 East Main Street
                                            Westminster, MD 21157

Loan Operations                             118 East Main Street
                                            Westminster, MD 21157

East Main Street (1)                        111 East Main Street
                                            Westminster, MD 21157

Sykesville (2)                              7564 Main Street
                                            Sykesville, MD 21784


         Union National leases the following properties:


         Branch                                      Location
         ------                                      --------

West Main Street (1,2)                      132 West Main Street
                                            Westminster, MD 21157

Finksburg (1,2)                             2926 Baltimore, Blvd.
                                            Finksburg, MD 21048

140 Village (1,2)                           588 Baltimore, Blvd.
                                            140 Village Shopping Center
                                            Westminster, MD 21157

Eldersburg (1,2)                            5420 Klee Mill Road
                                            Eldersburg, MD 21784

Hampstead (1,2)                             1631 North Main Street
                                            Hampstead, MD 21102


Cranberry (2)                               400 North Center Street
                                            Westminster, MD 21157
                                            (within shopping mall)

Mount Airy (1,2)                            400 E. Ridgville Blvd.
                                            Mt. Airy, MD 21771


         1 Drive-Up Service
         2 ATM Service

         Remote ATM                                 Location
         ----------                                 --------

Tevis Oil                                   74 West Main Street
Westminster Shell                           Westminster, MD 21157

Eagle Oil                                   8 Sullivan Rd.
Westminster Exxon                           Westminster, MD 21157

Eagle Oil                                   822 South Main St.
Hampstead Exxon                             Hampstead, MD 21074

Tevis Oil                                   1155 South Main St.
Hampstead Shell                             Hampstead, MD 21074

Eagle Oil                                   251 E. Baltimore Ave.
Taneytown Exxon                             Taneytown, MD 21787

Carroll Community College                   1601 Washington Rd.
                                            Westminster, MD 21157



ITEM 3. LEGAL PROCEEDINGS

     Union National and UNB are subject to various legal proceedings which are incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the consolidated financial statements or consolidated ratios of Union National and UNB.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters that were submitted to a vote of the security holders during the fourth quarter of 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
      MATTERS

     There is no established public trading market for Union National's Shares. Accordingly, there is no comprehensive record of trades or the price of any such trades. The low and high ranges presented in the table below are based on trades reported through the over the counter bulletin board. Union National is aware of private trades of large blocks of stock that took place in December 1997 at $24.00. As private trade they were not recorded on the bulletin board and after those trades 3600 shares traded through the bulletin board at an average of $18.50. On January 27, 1998, Union National's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, thereby increasing the number of shares authorized to 1,674,870. The following table reflects stock prices for Union National's shares to the extent such information is available, and dividends declared with respect thereto during the preceding two years. The number of common shares and per share amounts have been restated to reflect the stock split.

                         1997                                      1996
                      ----------------------------------        ----------------------------------
                            Price Range                               Price Range
                      ------------------------                  ------------------------
                          Low        High      Dividends            Low        High      Dividends
                          ---        ----      ---------            ---        ----      ---------

1st Quarter.........      $16.000     $18.500      $0.075           $14.000     $14.500      $0.070
2nd Quarter.........       16.500      18.625       0.080            15.500      16.000       0.070
3rd Quarter.........       16.625      18.500       0.090            15.000      16.875       0.070
4th Quarter.........       16.625      19.000       0.095            16.000      16.000       0.075


     As of March 15, 1998, the approximate number of holders of record of Union National's shares was 463. At such date, 1,674,870 Shares were outstanding. Dividends are paid quarterly.

     Limits on Dividends and Other Payments. Union National's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, UNB. Both federal and state laws impose restrictions on the ability of Union National to pay dividends. The FRB has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations of the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

ITEM 6. SELECTED FINANCIAL DATA.

     Select Financial Data - Union National's 1997 Annual Stockholders Report, Page 26, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     In 1997 UNB established a task force to deal with issues concerning the year 2000 readiness and compliance. The committee has instituted a timetable and six phases of action plan which encompasses awareness, assessment, renovation & validation, implementation, compliance and follow-up. Year 2000 issues have had no impact on the 1997 financial conditions and results of operations.

     Union National's 1997 Annual Stockholders Report, pages 13 through 25, incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                          Principal Amount Maturing in:
                                                                                                    Fair Value
(In thousands of dollars)                1998      1999-2000   2001-2002   Thereafter     Total      12/31/97
----------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Fixed interest rate loans............      $3,661     $13,033      $24,475     $32,089      $73,258     $70,529
     Average interest rate...........       8.87%       8.97%        8.73%       8.39%        8.63%
Variable interest rate loans.........     $15,090     $12,324       $4,741     $52,935      $85,090     $86,492
     Average interest rate...........       9.73%       9.77%       10.60%       9.30%        9.52%
Fixed interest rate securities.......      $6,989      $1,945      $20,256     $39,704      $68,895     $68,777
     Average interest rate...........       5.64%       5.65%        6.73%       6.47%        6.44%
Variable interest rate securities....        $500                     $366      $2,430       $3,296      $3,641
     Average interest rate...........       5.89%                    5.96%       5.95%        5.94%
Other interest bearing assets........      $6,072                                            $6,072      $6,072
     Average interest rate...........       5.34%                                             5.34%



                                                                                                    Fair Value
Rate sensitive liabilities:              1998      1999-2000               Thereafter     Total      12/31/97
                                     ---------------------------------------------------------------------------
Non-interest bearing checking........                                          $26,097      $26,097     $26,097
     Average interest rate...........                                           -----       -----
Savings and interest bearing.........                                          $71,319      $71,319     $71,319
checking
     Average interest rate...........                                            2.64%        2.64%
Time deposits........................     $38,855     $46,811                  $22,557     $108,223    $111,789
     Average interest rate...........       4.96%       5.66%                    6.11%        5.52%
Fixed interest rate borrowings.......                                          $10,000      $10,000     $10,159
     Average interest rate...........                                            5.66%        5.66%
Variable interest rate borrowings....     $13,776                                           $13,776     $13,776
     Average interest rate...........       4.55%                                             4.55%


     The above table provides information about UNB's financial instruments that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as UNB's historical experience of the impact of interest rate fluctuations on the prepayment of various instruments. For core deposits (e.g., interest checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on UNB's historical experience, management's judgment, and statisical analysis, as applicable, concerning their most likely withdrawal behaviors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements and related notes - Union Naltional's 1997 Annual Stockholders Report, Page 28 through 46, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 1, 1997. Union National engaged the accounting firm of Keller Bruner & Co., L.L.C. ("Keller Bruner) in place of it's independent accounting firm, Stegman & Company, P.A. on the recommendation and approval of the Finance and Control Committee, which action was ratified by the full Board of Directors, after an extensive review and analysis of proposals submitted by three accounting firms. Keller Bruner has acted as Union National's independent accounting firm for the year ended December 31, 1997. Stegman & Company, P.A. was not dismissed as a result of any disagreement. The reports of Stegman & Company, P.A. on the financial statement of Union National for each of the two fiscal years in the period ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, auditing scope or accounting principles.

     Union National has had no disagreements on accounting and financial disclosure with Keller Bruner.



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Proxy Statement, dated March 24, 1998, pages 2 through 4, incorporated herein by reference.

     Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement, dated March 24, 1998, pages 12 through 13, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Proxy Statement, dated March 24, 1998, pages 5 through 12, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Proxy Statement, dated March 24, 1998, pages 6 through 7, incorporated herein by reference

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Proxy Statement, dated March 24, 1998, pages 5 through 6, incorporated herein by reference

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTED OF FORM 8-K

     (a) Documents filed as part of this report:
          (1), (2)The following financial statements are included on pages 28 through 46 of the Union National's 1997 Annual report to Stockholders:

INDEPENDENT AUDITOR'S REPORT ..........................   27
CONSOLIDATED BALANCE SHEET ............................   28
CONSOLIDATED STATEMENTS OF INCOME .....................   29
CONSOLIDATED STATEMENTS OF CHANGES ....................   30
   IN STOCKHOLDERS' EQUITY
STATEMENTS OF CASH FLOWS ..............................   31
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............   32-46

          (3) Exhibits filed herewith or incorporated by reference herein as set forth in the following table prepared in accordance with Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

          (3). Charter and Bylaws

                  (3a.) Articles of Incorporation of Union National is incorporated by reference form Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, file with the Commission on August 21,1997 (Registration No. 0-22523)

                  (3b.) Bylaws of union national is incorporated by reference form Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, file with the Commission on August 21,1997 (Registration No. 0-22523)

          (10) Material Contracts

                  (10a.) Employment Agreement between the Union National Bank of Westminster and Virginia W. Smith, President, is incorporated by reference form Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, file with the Commission on August 21,1997 (Registration No. 0-22523)

                  (10b.) 1997 Stock Option Plan is incorporated by reference form Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, file with the Commission on August 21,1997 (Registration No. 0-22523)

                  (10c.) Leases between The Union National Bank of Westminster and K. Wayne Lockard, Director, dated October 1, 1997, is incorporated by reference form Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, file with the Commission on August 21,1997 (Registration No. 0-22523)

                  (10b.) Key employee retention plan
                               Union National Bank
                           Key Employee Retention Plan

     1. Purpose. The purpose of this Key Employee Retention Plan ("Plan") is to further the interests of Union National Bank ("Bank") by providing incentives to attract and retain key employees.

     2. Administration. The Plan shall be administered by the Board of Directors of the Bank or a committee designated by the Board (the "Administrator"). Subject to the provisions of the Plan and applicable law, the Board is authorized to interpret the Plan, to adopt, amend and rescind rules and regulations relating to the Plan, and to make all other determinations necessary or advisable for the administration of the Plan (except such determinations which conflict with the authority or power of the Board). No Director or member of any committee administering the Plan shall vote upon or decide any matter relating solely to himself/herself (or member of his/her immediate family), or solely to any of his/her rights or benefits (or rights or benefits of a member of his/her immediate family) under the Plan.

     3. Plan Participation. The Board shall determine and designate from time to time those employees of the Bank who shall be eligible to participate in the Plan (each a "Participant") and the category of separation payments for which each Participant will be eligible. Participation in the Plan shall not confer upon any Participant any right of continuation of service as an employee or officer of the Bank or other rights of employment except as expressly stated herein.

     4. Defined Terms. The following terms used in the plan shall have the following meanings:

                  (a) "Change in Control" means the occurrence of any one or more of the following events: (i) the acquisition of "beneficial ownership" by a person or entity, including any "group" (as such terms are defined under Section 13(d) of the Securities Exchange Act of 1934), of 50% or more of the outstanding shares of common stock of the Bank or of its parent company (the "Parent"); (ii) the sale or other disposition of all or substantially all of the assets of the Bank or the Parent in one transaction or a series of transactions; (iii) a merger, consolidation or share exchange involving the Bank or the Parent and any other person or entity, in which the Bank or the Parent is not the surviving entity or in which the outstanding shares of capital stock of the Bank or the parent do not continue to be outstanding; and (iv) any other "business combination" (as defined in Section 3-601(e) of the Maryland General Corporation Law) involving the Bank or the parent and any person or entity, whether or not such person or entity is an "interested stockholder" under that statute.

                  (b) "Qualifying Termination" means:

                    (i) the termination of employment of a Participant by the Bank in anticipation of or within 18 months after a Change in Control, or

                    (ii) the resignation of a Participant within 18 months after a Change in Control as a direct result of any of the following action taken by the Bank with respect to a Participant in anticipation of or after a Change in
Control:

                    (A) the demotion of a Participant or the reduction of a Participant's regular base salary below the amount in effect immediately prior to the Change in Control;

                    (B) the substantial curtailment of the rights, duties and responsibilities of a Participant as compared to those possessed by the Participant prior to the Change in Control; or

                    (C) the reassignment of a Participant, or relocation of the office or facility to which he/she shall report, to a location that is more than 25 miles from the Participant's place of employment prior to the Change in Control.

                  (c) A Qualifying Termination shall not include the following:

                    (i) Termination of the Participant for cause. "Cause" includes an action or failure to act by the Participant constituting:

                    (A) fraud, misappropriation or intentional material damage to the property or business of the Bank, the commission of an act of deliberate and material dishonesty, a material breach of the Bank's corporate code of ethics, commission of a crime, or causing the Bank to commit a crime; or

                    (B) continued failure by the participant to satisfactorily perform his/her duties or job functions after written notice to the Participant by the Board of Directors specifying such failure; provided that such "cause" shall have been found by a majority vote of the board of Directors after notice to the Participant specifying the cause and an opportunity for the Participant to be heard by the Board of Directors; or

             (ii) A transfer of employment of the Participant to the parent or a subsidiary of the Parent or of the Bank (collectively, a "Related Entity") in anticipation of or after a Change in Control, in which case the Participant shall continue to be a Participant under the Plan.

     5. Plan Benefits. Subject to the compliance by the Participant with the conditions specified in Paragraph 6, in the event of a Qualifying Termination of the Participant, the Participant shall be entitled to the following benefits ("Plan Benefits"):

           (a) Separation Payments. A Participant will be entitled to receive an amount equal to his/her base salary (at the amount in effect at the time of the Qualifying Termination) for the applicable number of weeks set forth below. Separation payments will be paid on the Bank's regular pay days and will be subject to standard withholdings and deductions. For purposes of determining the number of full years of service under this Plan, a Participant shall be credited with all time that he/she was continuously employed by the Bank or any Related Entity regardless of any transfers of employment among them.

               Category I. Participants in this category will be entitled to receive separation payments for 78 weeks (18 months) plus one additional week for each full year of service he/she has completed with the Bank, up to a maximum of 130 weeks (30 months).

               A Participant under Category I shall be obligated to seek employment. The first 52 weeks (12 months) of the Participants separation payments will be guaranteed and the remaining weeks will be reduced by 50% if the Participant receives or is entitled to receive any amount from other employment, including self-employment, during or in respect of such weeks.

               Category II. Participants in this category will be entitled to receive separation payments for 52 weeks (12 months) plus one additional week for each full year of service he/she has completed with the Bank, up to a maximum of 104 weeks (24 months).

               A Participant under Category II shall be obligated to seek employment. The first 52 weeks (12 months) of the Participants separation payments will be guaranteed and the remaining weeks will be reduced by 50% if the Participant receives or is entitled to receive any amount from other employment, including self-employment, during or in respect of such weeks.

               Category III. Participants in this category will be entitled to receive separation payments for 26 weeks (6 months) plus one additional week for each full year of service he/she has completed with the Bank, up to a maximum of 78 weeks (18 months).

               A Participant under Category III shall be obligated to seek employment. The first 26 weeks (6 months) of the Participants separation payments will be guaranteed and the remaining weeks will be reduced by 50% if the Participant receives or is entitled to receive any amount from other employment, including self-employment, during or in respect of such weeks.

               Category IV. Participants in this category will be entitled to receive separation payments for 13 weeks (3 months) plus one additional week for each full year of service he/she has completed with the Bank, up to a maximum of 52 weeks (12 months).

               A Participant under Category IV shall be obligated to seek employment. The first 26 weeks (6 months) of the Participants separation payments will be guaranteed and the remaining weeks will be reduced by 50% if the Participant receives or is entitled to receive any amount from other employment, including self-employment, during or in respect of such weeks.

           (b) Health Insurance. A Participant will be entitled to continue to receive health insurance benefits from the Bank on the same basis, as if he/she were actively employed, for a period of six months. Months of continued coverage hereunder will not be counted towards the number of months of continued coverage to which the Participant (and any of his/her covered dependents) is entitled pursuant to COBRA or any similar law.

           (c) Notwithstanding anything to the contrary, the Plan Benefits shall be reduced by any other severance type or other benefits which the Participant receives or is entitled to receive from the Bank or a Related Entity pursuant to any other plan, a contract, or otherwise.

     6. Conditions to Plan Benefits. All Plan Benefits provided or to be provided under this Plan are subject to the continued compliance of the Participant with the following conditions:

           (a) Release of Claims. The Participant will release the Bank and its Related Entities (and their officers, directors, employees and agents) from and against all claims that he/she may have against them and will convenant not to bring, and shall not bring, any action in respect of any claim so released.

           (b) Non-Competition. For a period of one year following a Qualifying Termination, the Participant will not directly or indirectly, either individually or as owner, partner, agent, employee, consultant or otherwise, for himself or any other person or entity, solicit, enter into or attempt to establish any business relationship, competitive with the business of the Bank or any Related Entity, with any person or entity that was a customer of the Bank or any Related Entity within 12 months of the date of the Qualifying Termination.

           (c) Confidential Information. The Participant will not, either directly or indirectly, use, disclose or communicate to any person or entity any trade secret or confidential or proprietary information of the Bank or any Related Entity. For purposes of this Agreement, "trade secret or confidential or proprietary information" means any information concerning the Bank or any Related Entity which he/she learned during his/her employment and which is not generally known or available to sources outside the Bank and Related Entities; such information shall include (without limitation) information, whether written or otherwise, regarding earnings, expenses, plans, strategies, prospective and executed contracts, and other business arrangements.

           (d) Return of Property/Amounts Owed. The Participant will promptly return all property of the Bank and Related Entities. The Participant promptly will reimburse the Bank and Related Entities for any personal telephone calls, credit card charges, and other expenses and pay all amounts due to such entity.

           (e) Breach by Participant. In the event the Participant breaches any of the conditions set forth in this Section, in addition to any other remedies it may have, the Bank shall not be required to provide any of the Plan Benefits, and the Participant shall be obligated to return to the Bank, upon demand, an amount equal to all Plan Benefits that he/she received under this Plan.

           (f) Agreement. The Participant will, upon request, sign an agreement satisfactory to the Bank which includes the conditions set forth in this Section 6.

     7. Death of Participant. Upon the death of a Participant receiving Plan Benefits, the beneficiary(ies) of the Participant (whom he/she designated for purposes of group life insurance benefits) shall be entitled to receive the Plan Benefits through the end of the month in which the Participant's death occurred.

     8.  Administration of the Plan.

           (a) Administrator. The Administrator shall have full power to administer the Plan. The Plan shall be administered in accordance with its terms, for the exclusive benefit of Participants. The Administrator shall be entitled to appoint persons to assist it in administering the Plan, and shall be entitled to delegate, in writing, its responsibilities to other persons.

     The Administrator shall have full discretionary authority to interpret the Plan and to decide all questions concerning the Plan. Its interpretation shall be binding on all concerned.

          (b) Indemnification. The Bank agrees to indemnify and to defend to the fullest extent permitted by law any person who performs or has performed administrative functions for the Administrator against any liabilities and expenses (including attorneys' fees and amounts paid in settlement of any claims approved by the Bank) occasioned by any act or omission in connection with the Plan which occurred in good faith.

          (c) Appeal of a Denied Claim.

               (i) If a Participant believes that he/she is entitled to benefits under the Plan, the Participant may submit a claim to the administrator within 2 months after the date of the event which he/she believes is a Qualifying Termination. The Administrator will either grant the claim, deny it, or extend the time for processing it. Any extension will not be longer than 180 days from the date the claim was submitted.

               (ii) If a claim arising under this Plan is wholly or partially denied, notice of the decision shall be furnished to the Participant within 90 days after receipt of the claim by the Administrator. If special circumstances require an extension of time for processing the claim, written notice of the extension shall be furnished to the Participant prior to the end of the initial 90 day period. In no event shall such extension exceed a period of 90 days from the end of such initial period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Administrator expects to render the final decision. The written notice to the Participant regarding a denied claim for benefits shall include (A) the specific reason(s) for the denial; (B) specific reference to pertinent Plan provisions which the denial is based; (C) a description of any additional material or information necessary for the Participant to perfect the claim and an explanation of why such material or information is necessary; (D) that the Participant or his/her duly authorized representative has a reasonable opportunity to appeal the denial of the claim, including but not limited to: requesting a review upon written application to the Plan; reviewing pertinent documents; and submitting issues and comments in writing; and (E) appropriate information as to the steps to be taken if the Participant wishes to appeal the denial of the claim.

               (iii) The Administrator's decision regarding the appeal shall be made not later than 60 days after the receipt of the appeal, unless special circumstances require an extension of time, in which case the Participant shall be notified of the extension and a decision shall be rendered as soon as possible, but not later than 120 days after receipt of the appeal. The decision regarding the appeal shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the Participant, as well as specific references to the pertinent Plan provisions on which the decision is based. The Administrator's decision regarding the appeal will be final and binding on all concerned.

     9. Amendments and Termination. The Board of Directors may amend, suspend, discontinue or terminate the plan, but no such action shall, without the consent of each Participant, alter or impair the Plan benefits to be provided to such Participant under the Plan.

     10.  Binding Effect.

          (a) This Plan shall inure to the benefit of each Participant. This Plan shall be binding upon the Bank, its successors and assigns, including any person or entity that acquires the business or assets of the Bank pursuant to a Change in Control (a "transferee"); provided, however, that no such transfer or assignment shall relieve the Bank from its obligations hereunder.

          (b) All obligations of the Bank under this Plan are subject to applicable statutes and regulations. The Bank shall use its reasonable best efforts to obtain all consents and approvals necessary to comply with the provisions of this Plan.

         ADOPTED BY UNION NATIONAL BANK ON January 13, 1998.

         (11)  Statements re computation of per share earnings

                  a. The per share earning is calculated by dividing the 1997 and 1996 net income of $2,400,102 and $1,830,028, respectively, by the number of shares outstanding for 1997 and 1996 of $1,674,870 and $834,000, respectively. Primary and fully diluted were the same for both 1997 and 1996.

         (12)  Statements re computation of ratios

                  a. The percentage ratio of net income to average total assets is calculated by dividing the 1997 and 1996 net income of $2,400,102 and $1,830,028, respectively, by the average total assets for 1997 and 1996 of $234,206,000 and $221,146,000, respectively.

                  b. The percentage ratio of net income to average shareholders' equity is calculated by dividing the 1997 and 1996 net income of $2,400,102 and $1,830,028, respectively, by the average shareholders' equity for 1997 and 1996 of $18,884,000 and $17,242,000, respectively.

                  c. The percentage ratio of average shareholders' equity to average total assets is calculated by dividing the 1997 and 1996 average shareholders' equity of $18,884,000 and $17,242,000, respectively, by the average total assets for 1997 and 1996 of $234,206,000 and $221,146,000, respectively.

                  d. The percentage ratio of cash dividends declared to net income is calculated by dividing the 1997 and 1996 cash dividend of $592,120 and $660,380, respectively, by the net income for 1997 and 1996 of $2,400,102 and $1,830,028, respectively.

         (13) Annual report to stockholders

                  Filed herewith

         (16) Letter re change in certifying accountants

                  Is incorporated by reference from Union National's 8-K file with the Commission on October 6, 1997.

         (21)  Subsidiaries of the Registrant

                  Is incorporated by reference form Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, file with the Commission on August 21,1997 (Registration No. 0-22523)

         (23) Consents of Experts & Counsel

                  (23a.) Keller Bruner & Co.

The Board of Directors
Union national Bancorp, Inc.

We consent to incorporation by reference of our report dated January 14, 1998 relating to the consolidated balance sheet of Union National Bancorp, Inc. and its subsidiary as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1997, which report appears on page 27 of the 1997 Union National Bancorp, Inc. Annual

Report to Stockholders and its annual report on Form 10-K, in the following Registration Statement of Union National Bancorp, Inc.: Number 333-36767 on Form S-1.

/s/ Keller Bruner & Company, L.L.C.
         Frederick Maryland
         March 23,1998

                  (23b.) Stegman & Co.

                         CONSENT OF INDEPENDENT AUDITORS

         We hereby consent to the incorporation by reference of our report dated January 8,1997 except as to Note 2 which is dated January 16,1998, relating to the consolidated balance sheet of Union National Bancorp and Subsidiary as of December 31, 1996 and related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996 and 1995, which report appears in the December 31, 1997 Form 10-K of Union National Bancorp.

                                                     /s/ Stegman & Company

Baltimore, Maryland
March 25,1998

         (27) Financial data schedule

                  Is filed electronically herewith via EDGAR.



         (b) A Form 8-K was filed on October 6,1997, regarding Item 4 of Form 8-K, Change in Certifying Accountants

         (c) See Discussion item 14 (a)(3) above.


Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          Union National Bancorp, Inc.



Date: March 24, 1998                       by: /s/ Virginia W. Smith
                                           President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 24, 1998                            by: /s/ K. Wayne Lockard
                                               Director & Chairman of the Board


Date: March 24, 1998                            by: /s/ Donald C. Essich

                                                   Director & Vice Chairman

Date: March 24, 1998                            by: /s/ Kenneth B. Wright
                                                   Director

Date: March 24, 1998                            by: /s/ Robert T. Scott
                                                   Director

Date: March 24, 1998                            by: /s/ Larry A. Van Sant, Sr.
                                                   Director

Date: March 24, 1998                            by: /s/ Joseph H. Beaver, Jr.
                                                   Director

Date: March 24, 1998                            by: /s/ Wesley D. Blakeslee
                                                   Director

Date: March 24, 1998                            by: /s/ Dean H. Griffin
                                                   Director

Date: March 24, 1998                            by: /s/ Ethan A. Seidel
                                                   Director

Date: March 24, 1998                            by: /s/ Ellen Willis Miller
                                                   Director

Date: March 24, 1998                            by: /s/ William R. Klinger
                                                   Director

Date: March 24, 1998                            by: /s/ Bernard L. Jones, Sr.
                                                   Director

Date: March 24, 1998                            by: /s/ Robert L. Bullock
                                                   Director

Date: March 24, 1998                            by: /s/ David L. Brauning
                                                   Director

Date: March 24, 1998                            by: /s/ Gabrielle M. Peregoy
                                                   Vice President & Controller







Exhibit (16) Letter re change in certifying accountants -

         Insert annual report here