Form 10-Q
period 1998-03-31
UNION NATIONAL BANCORP INC
filed 1998-05-13
CIK 919871

United States Securities and Exchange Commission Washington, DC 20549

                                   FORM 10-Q
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

{} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

for the transition period from__________to__________

COMMISSION FILE NUMBER:                 000-22523

UNION NATIONAL BANCORP, INC. (Exact name of registrant as specified in its charter)

        MARYLAND                              52-0514247
       (State of incorporation)               (I.R.S. identification number)

       117 East Main Street,                  (410) 848-7200
       Westminster, MD 21157                  (Telephone number)
       (Address of principal
       executive offices)

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

                            YES {X}           NO {}

    The number of shares of common stock outstanding as of April 14, 1998 is 1,679,358 shares.

                               TABLE OF CONTENTS
                          Union National Bancorp, Inc.


PART I--FINANCIAL INFORMATION
ITEM 1. Financial Statements
    Consolidated Balance Sheet                                            2
    Consolidated Statement of Income                                      3
    Consolidated Comprehensive Statement of Income                        3
    Consolidated Statement of Cash Flows                                  4
    Notes to Consolidated Financial Statements                            5
ITEM 2. Management's Discussion and Analysis                              5-9
PART II--OTHER INFORMATION                                                9


Part 1 Financial Information
Item 1 Financial Statements
Union National Bancorp, Inc.
Consolidated Balance Sheets


                                                                                     March 31,      December 31,
                                                                                       1998             1997
                                                                                   --------------  --------------
                                                                                    (Unaudited)

ASSETS
Cash and due from banks..........................................................  $    6,310,869  $    7,870,449
Interest bearing deposits in other banks.........................................          12,202          25,108
Federal funds sold...............................................................      17,877,697       6,072,396
Investment securities available for sale-at fair value...........................      64,326,163      58,770,760
Investment securities held to maturity-at amortized cost--fair value of
  $13,587,510 (1998) and $13,647,089 (1997)......................................      12,349,883      13,419,839
Loans............................................................................     159,064,278     158,347,687
Less: allowance for credit losses................................................      (1,760,093)     (1,793,112)
                                                                                   --------------  --------------
Loans--net.......................................................................     157,304,185     156,554,575
Premises and equipment...........................................................       4,265,158       4,205,824
Foreclosed real estate...........................................................         215,000         215,000
Accrued interest receivable......................................................       1,638,971       1,708,814
Other assets.....................................................................       1,542,947       1,938,115
                                                                                   --------------  --------------
TOTAL ASSETS.....................................................................  $  265,843,075  $  250,780,880
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES
Deposits:
    Non-interest bearing deposits................................................  $   24,302,802  $   26,096,600
    Interest bearing deposits....................................................     189,972,258     179,542,196
                                                                                   --------------  --------------
       Total deposits............................................................     214,275,060     205,638,796

Short-term borrowings............................................................      19,337,162      13,776,373
Federal Home Loan Bank Borrowing.................................................      10,000,000      10,000,000
Accrued expenses and other liabilities...........................................       1,660,845       1,301,385
                                                                                   --------------  --------------
       Total liabilities.........................................................     245,273,067     230,716,554
                                                                                   --------------  --------------
STOCKHOLDERS' EQUITY
Common stock--$.01 par; 10,000,000 shares authorized; 1,674,870 shares in March
  1998 1,674,800 shares in 1997 issued and outstanding...........................          16,748          16,748
Capital surplus..................................................................       8,469,115       8,469,115
Accumulated other comprehensive income...........................................         182,261         149,136
Retained earnings................................................................      11,901,884      11,429,327
                                                                                   --------------  --------------
       Total stockholders' equity................................................      20,570,008      20,064,326
                                                                                   --------------  --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................  $  265,843,075  $  250,780,880
                                                                                   --------------  --------------
                                                                                   --------------  --------------

Union National Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

                                                                                           Three Months Ending
                                                                                                March 31,
                                                                                            1998          1997
                                                                                        ------------  ------------
INTEREST INCOME:
   Interest and fees on loans.......................................................   $  3,586,603  $ 3,346,866
   Interest and dividends on investment securities:
     Taxable interest on mortgage backed securities.................................       523,020      329,978
     Other taxable interest & dividends.............................................       514,918      534,417
     Nontaxable interest............................................................        74,010       77,577
   Interest on deposits in other banks..............................................           495        2,238
   Interest on federal funds sold...................................................       179,202       90,474
                                                                                      ------------   ----------
       Total interest income........................................................     4,878,249     4,381,550
                                                                                      ------------   ----------
INTEREST EXPENSE:
   Interest on deposits:
     Time certificates of deposit of $100,000 and more..............................       275,278        281,845
     Other deposits.................................................................     1,721,093      1,606,921
                                                                                      ------------   ------------
       Total interest on deposits...................................................     1,996,371      1,888,766
   Interest on short-term borrowings................................................       148,735         99,251
   Interest on Federal Home Loan Bank borrowings....................................       138,010              0
                                                                                       ------------  ------------
       Total interest expense.......................................................     2,283,116      1,988,017
                                                                                       ------------   ------------
NET INTEREST INCOME.................................................................     2,595,133      2,393,533
PROVISION FOR CREDIT LOSSES.........................................................        85,000         60,000
                                                                                        ------------   ------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES.......................................................     2,510,133      2,333,533
                                                                                        ------------   ------------
NONINTEREST INCOME:
   Service charges on deposit accounts..............................................       255,024        226,340
   Other service charges............................................................       107,413         76,330
   Other operating income...........................................................        17,554         18,033
                                                                                        ------------   ------------
       Total noninterest income.....................................................       379,991        320,703
                                                                                        ------------   ------------
NONINTEREST EXPENSES:
   Salaries and employee benefits...................................................     1,089,443      1,023,354
   Occupancy expense of bank premises...............................................       208,166        176,000
   Equipment expenses...............................................................        93,411         91,160
   Other operating expenses.........................................................       574,947        493,521
                                                                                        ------------   ------------
       Total noninterest expenses...................................................     1,965,967      1,784,035
                                                                                        ------------   ------------
INCOME BEFORE INCOME TAXES..........................................................       924,157        870,201
PROVISION FOR INCOME TAXES..........................................................       284,114        286,114
                                                                                        ------------   ------------
NET INCOME..........................................................................    $  640,043    $  584,087
                                                                                        ------------   ------------
                                                                                        ------------   ------------
BASIC AND DILUTED EARNINGS PER COMMON SHARE.........................................  $       0.38   $       0.35
                                                                                        ------------   ------------

Consolidated Comprehensive Statements of Income                                         (Unaudited)

Net Income..........................................................................  $    640,043  $     584,087
Other comprehensive income, before tax:
  Unrealized holding gains (losses) arising during period...........................        27,105         (9,046)
                                                                                         ------------  ------------
     Other comprehensive income, before tax.........................................        27,105         (9,046)

Income tax (expense) benefit related to items of other comprehensive income.........        (8,402)         2,804
                                                                                        ------------   ------------
     Other comprehensive income, net of taxes.......................................       18,703          (6,242)

COMPREHENSIVE INCOME................................................................  $    658,746   $    577,845
                                                                                        ------------   ------------

Union National Bancorp
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Three Months Ending
                                                                                               March 31,
                                                                                          1998           1997
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................     $    640,043    $   584,087
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses..................................................           85,000         60,000
    Depreciation and amortization................................................          154,850        146,550
    Deferred income taxes........................................................            2,117          4,652
    Net decrease (increase) in accrued interest receivable.......................           69,842        (79,873)
    Net increase (decrease) in accrued expenses& other liabilities...............          359,460        261,825
    Other--net...................................................................          380,891        (46,562)
                                                                                      -------------  -------------
       Net cash provided by operating activities.................................        1,692,203         930,679
                                                                                      ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities.....................................      (19,725,102)    (8,811,122)
  Proceeds from maturities of available for sale securities......................       14,182,820        606,418
  Proceeds from maturities of held to maturity securities........................        1,102,124        842,204
  Net increase in loans..........................................................         (834,611)     1,698,971
  Bank premises and equipment acquired...........................................         (214,184)       (59,617)
       Net cash used in investing activities........................................    (5,488,953)    (5,723,146)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.......................................................      8,662,746      1,427,201
  Net increase (decrease) in short-term borrowings...............................      5,560,789     10,263,363
  Cash dividends paid............................................................       (167,487)      (125,100)
                                                                                      -------------  -------------
       Net cash provided by finacing activities..................................     14,056,048     11,565,464
                                                                                      -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................     10,259,298      6,772,997
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................     13,967,953     15,953,932
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................  $  24,227,251  $  22,726,929
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid..................................................................  $   2,259,392 $   1,988,018
                                                                                      -------------  ------------
                                                                                      -------------  ------------
  Income taxes paid..............................................................        285,000       287,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Union National Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1--The accompanying unaudited consolidated financial statements for Union National Bancorp, Inc. ("Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends. interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

    In 1994, Union National Bancorp, Inc. commenced operations as the parent company of its sole subsidiary, The Union National Bank of Westminster, ("Bank") which has conducted the business of banking since 1816. Since the Bank is the primary possession of the holding company, the assets and liabilities of the holding company are made up almost entirely of its investment in the Bank. The Company's principal source of income is from dividends reveived from the bank.

    Total assets were $265.8 million at March 31, 1998, an increase of $28.7 million or 12.1% over one year earlier. The primary funding source for the asset growth is strong growth in investments from our customers in sweep accounts and certificates of deposit. Loan volumes increased throughout 1997 and have continued to increase in 1998. As demand increases other funding sources are being explored to sustain this growth. For example, the Bank has taken advantage of competitive rate on borrowings from the Federal Home Loan Bank.

    Net income rose 55,956 in the first three months of 1998 to $640,043 from net income of $584,087 in the same period of 1997. The annualized return on average assets for the three month period ended March 31, 1998 and 1997 was 1.02% and 1.05%, respectively. The annualized return on average equity was 12.90% for the three months ended March 31, 1998 and was 13.04% for the three months ended March 31, 1997.

Securities Portfolio

    Total holdings in the investment portfolio at March 31, 1998 were $76,675,982 and at year-end were $72,190,599 in 1997. In aggregate, investment securities increased $4,485,383 or 6.21% in the first three months of 1998. The table below presents the securities portfolio mix as March 31, 1998 when compared to 1997 at year end.

                                                     Available-for-Sale                Held-to-Maturity
                                               March 31,1998  December 31,1997  March 31,1998  December 31,1997
                                               -------------  ----------------  -------------  ----------------

U.S. government securities and agencies......   $25,574,233    $   37,011,558    $   825,488    $      879,382
State & county municipals....................       582,100           577,400      4,975,169         5,233,663
Government mortgaged-backed..................    36,751,205        19,786,641      6,549,207         7,306,794
Other securities.............................     1,418,580         1,395,161        --               --
                                               -------------  ----------------  -------------  ----------------
     Total Investment Securities.............   $64,326,118    $   58,770,760    $12,349,864    $   13,419,839
                                               -------------  ----------------  -------------  ----------------
                                               -------------  ----------------  -------------  ----------------

Loan Portfolio

    Total loans outstanding on March 31, 1998 were $159,064,278 and on December 31,1997 were $158,347,687. The loan portfolio increased $716,591 in the first three months of the year. The loan portfolio represented 59.8% of total assets on March 31, 1998 and 63.1% of total assets on December 31,1997.

                                                                                  March 31,1998  December 31,1997
                                                                                  -------------  ----------------
Construction and land development...............................................   $ 7,952,203    $    5,893,105
Residential real estate--mortgages..............................................    42,257,409        43,761,573
Commercial real estate--mortgages...............................................    61,303,625        57,485,007
Commercial......................................................................    27,035,524        29,034,766
Consumer........................................................................    20,920,299        22,609,757
                                                                                  -------------  ----------------
    Gross Loans.................................................................   159,469,060       158,784,208
Net deferred loan fees and cost.................................................      (404,782)         (436,521)
                                                                                  -------------  ----------------
    Total Loans.................................................................   159,064,278       158,347,687
                                                                                  -------------  ----------------
                                                                                  -------------  ----------------

    The Company's loan portfolio is composed of commercial and residential real estate secured loans, commercial loans, and consumer installment loans. Most residential mortgages are held for investment purposes and the majority have a loan to value ratio of less than 80%. For those having a loan to value ratio greater than 80%, Private Mortgage Insurance is required to reduce risk. The Company is involved in selling mortgages on the secondary market. Both commercial real estate-secured, lines of credit, tax-exempt loans through local municipalities, and demand notes consist of well seasoned credits and new ventures that are well collaterlized. The consumer portfolio is comprised of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately six dealerships. In 1997, indirect lending decreased significantly as a percentage of the total consumer portfolio. Continued emphasis during the first three months of 1998 has been in home equity loans (fixed term and variable rate lines of credit) which are secured by the borrowers residence. Use of debt to income ratios and recent Credit Bureau scores assist to minimize losses in the consumer portfolio. The Company does not engage in foreign lending, and involvement with speculative real estate and land development are minimal. The Company strives meet the needs of the community by lending in the Carroll County market area.

Allowance for Credit Losses

                         Analysis of the Allowance for Credit Losses


Description                                          Amount


Balance at beginning of period 1/1/98                                                                  $  1,793,112
                                                                                                       ------------

    Loans charged off                                                 136,634

    Recoveries                                                         18,615

    Provision charged to operating expenses                            85,000

Balance at end of period 3/31/98                                                                       $  1,760,093

Allowance for credit losses as a percentage of average total loans         First three months                 1.11%


    The methodology used in determining the allowance is calculated quarterly and is applied in accordance with Banking Circular 201 and assesses risk based on the following categories: levels of and trends in delinquencies and non accruals, trend in volume and terms of loans, effects of any change in lending policies and procedures, experience, ability, and depth of lending management and staff, national and local economic trends and conditions, and concentrations of credit that may effect loss experience. In addition, historical loss data for both our bank and peers are considered. A "reserve range" is determined from this process. A comparison is than made of the actual allowance balance to the estimated potential loss in the entire portfolio and portfolio growth to determine current period provision for credit losses.

Deposits

    The Company uses deposits as the primary source for funding asset growth. The Company has experienced continuous growth of deposits, especially in certificates of deposit. The Company offers individuals, businesses and non-profit organizations a variety of accounts. These accounts, including checking, savings, money market, and certificates of deposits, are obtained primarily from the communities which the Company serves.

    Total deposits were $214,275,060 on March 31, 1998 and $205,638,796 on
December 31, 1997. Certificates of deposits which grew $4.2 million or 2.0%, represents 52.5% of the total deposit portfolio. In addition, checking accounts, money market. regular savings, and public fund accounts maintained steady growth of $4.3 million or 4.3%. Management continues to develop competitive products and rates to spur continuous growth in core deposits.

Short-Term Borrowings

    Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank and correspondent bank lines.

    Securities sold under agreement to repurchase have averaged $11,524,965 during the first three months of 1998 compared to $7,980,315 in the same period of 1997. At March 31, 1998 they totaled $19,337,162 and at year-end 1997, they totaled $13,776,373.

    In the third quarter of 1997 the Bank borrowed $10,000,000 from the Federal Home Loan Bank. These funds were obtained to promote further growth in the loan and security portfolio's. Management believes the spread between the cost of funds on these borrowing and investment return in the loan portfolio will increase the Bank's net interest margin.

Liquidity

    Traditionally, the Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. The Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold is the Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, the Bank has lines of credit totaling $33 million available from correspondent banks as of March 31, 1998.

    On March 31, 1998 securities available for sale and federal funds sold totaled $80,334,458 compared with 64,843,156 on December 31, 1997. These funds averaged $69,817,362 at March 31, 1998 and $58,427,657 in 1997.
Liquidity is also provided by managing the maturities of loans, securities, and certificates of deposit.

Capital Management

    The Company's capital position is presented in the following table:

                                                                        March 31,      December 31         For Capital
                                                                          1998            1997          Adequacy Purposes
                                                                      -------------  ---------------  ---------------------
Tier 1 capital to risk weighted assets..............................         11.8%           11.7%                4.0%
Total capital to risk weighted assets...............................         12.9%           12.8%                8.0%
Capital leverage ratio..............................................          8.3%            8.0%                4.0%

Net Interest Income

    Net interest income is the major component of the Bank's earnings, and it consists of the excess of interest income from earning assets less the expense of interest-bearing liabilities. Earning assets are composed primarily of loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of the changes in net interest income. The net interest margin is calculated based on tax-equivalent net interest income (income plus the tax savings from tax-exempt loans and investments) divided by average earning assets and represents the Bank's net yield on its earning assets.

    For the first three months net interest income before provision for loan losses was $2,595,133 in 1998, $2,393,533 in 1997. This represents an increase of $201,600 or (8.4%) for 1998. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee. Monthly, the committee examines the "gap" and it's assumptions for their validity, and assesses the margins movement relative to these factors. The net interest spread represents the different between the yield on earning assets and the cost of interest bearing liabilities, which declined slightly to 3.86% in the first three months of 1998 from 3.92% at December 31, 1997.

Noninterest Income

    Total noninterest income for the first three months of 1998 was $379,991 up $59,288 or 18.5% from $320,703 for the first three months in 1997. Service charges on deposit accounts increases $28,684 as a resualt of the Bank beginning to charge foreign ATM activity, a practice all other local competitors have been practicing. Additional off sight ATM's are planned in the near future to further increase noninterest income. Also, the bank plans to introduce its debit card product in the second quarter of 1998.

Noninterest Expense

    Noninterest expense for the first three months of 1998 was $1,965,967 an increase of $181,932 or 10.2% from $1,784,035 in 1997.

    In the first three months of 1998 salaries and benefits totaled $1,089,443, up $66,089 or 6.5% from $1,023,354 in the first three months of
1997. Personnel expense is the largest segment of noninterest expense. It represented 55.4% of the total for the three month ended March 31, 1998. The addition of key loan personnel to manage the increasing portfolio is the main factor in this increase.

    Occupancy and equipment expenses for the first three months totaled $301,577 in 1998, an increase of $34,417 or 12.9% from $267,160 for the first three months of 1997. This increase is primarily due to depreciation expense and expanding our branch network into the Mount Airy

    Other operating expense totaled $574,947 for the first three months of 1998, an increase of $81,426 or 16.5% from $493,521 for the first three months of 1997. This increase is partially due to the additional start up and operational costs associated with the new Mount Airy branch.

PART II--OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc. (Registrant)

April 27, 1998          By:  /s/ Virginia W. Smith
                        ---------------------
                        Virginia W. Smith
                        President and Chief Executive Officer

April 27,1998           By: /s/ Gabrielle M. Peregoy
                        ----------------------------
                        Gabrielle M. Peregoy
                        Vice President