Form 10-Q
period 1998-06-30
UNION NATIONAL BANCORP INC
filed 1998-08-21
CIK 919871

United States Securities and Exchange Commission Washington, DC 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                            YES {X}  NO {  }

         The number of shares of common stock outstanding as of July 16,1998 is 1,681,390 shares.

                                Table Of Contents
                          Union National Bancorp, Inc.



PART  I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheet                                                     2
         Consolidated Statement of Income                                               3
         Consolidated Comprehensive Statement of Income                                 4
         Consolidated Statement of Cash Flows                                           5
         Notes to Consolidated Financial Statements                                     6
Item 2. Management's Discussion and Analysis                                            6-10
PART  II - OTHER INFORMATION                                                            11
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K


Part 1 Financial Information  Item 1 Financial Statements
Union National Bancorp, Inc.
Consolidated Balance Sheets


                                                            June 30,        December 31,
                                                             1998              1997
                                                         -------------    -------------
ASSETS                                                    (Unaudited)

Cash and due from banks                                  $   7,094,831    $   7,870,449
Interest bearing deposits in other banks                         5,892           25,108
Federal funds sold                                          10,420,705        6,072,396
Investment securities available for sale-at fair value      73,143,835       58,770,760
Investment securities held to maturity-at
 amortized cost - fair value of $18,099,067 (1998)
 and $13,647,089 (1997)                                     18,126,443       13,419,839
Loans                                                      160,939,290      158,347,687
Less: allowance for credit losses                           (1,749,110)      (1,793,112)
                                                         -------------    -------------
Loans - net                                                159,190,180      156,554,575
Premises and equipment                                       4,181,412        4,205,824
Foreclosed real estate                                         433,731          215,000
Accrued interest receivable                                  1,750,023        1,708,814
Other assets                                                 1,426,139        1,938,115

                                                         -------------    -------------
   TOTAL ASSETS                                          $ 275,773,191    $ 250,780,880
                                                         -------------    -------------
                                                         -------------    -------------
LIABILITIES
Deposits:
  Non-interest bearing deposits                          $  26,075,081    $  26,096,600
  Interest bearing deposits                                190,645,976      179,542,196
                                                         -------------    -------------
       Total deposits                                      216,721,057      205,638,796

Short-term borrowings                                       16,601,796       13,776,373
Other Bank Borrowing                                        20,000,000       10,000,000
Accrued expenses and other liabilities                       1,310,069        1,301,385
                                                         -------------    -------------
       Total liabilities                                   254,632,922      230,716,554
                                                         -------------    -------------
STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000
  shares authorized; 1,679,359 shares
  in June 1998 1,674,800 shares in 1997
  issued and outstanding                                        16,794           16,748
Capital surplus                                              8,581,296        8,469,115
Accumulated other comprehensive income                      12,389,984          149,136
Retained earnings                                              152,195       11,429,327
                                                         -------------    -------------
       Total stockholders' equity                           21,140,269       20,064,326
                                                         -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 275,773,191    $ 250,780,880
                                                         -------------    -------------
                                                         -------------    -------------

Union National Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)


                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                              1998         1997         1998         1997
                                                           ----------   ----------   ----------   ----------
INTEREST INCOME:
  Interest and fees on loans                               $3,650,614   $3,387,604   $7,237,219   $6,734,470

  Interest and dividends on investment securities:
    Taxable interest on mortgage backed securities            701,788      316,979    1,224,811      646,958

    Other taxable interest & dividends                        462,751      605,831      977,670    1,140,245

    Nontaxable interest
                                                              107,459       75,353      181,464      152,931
  Interest on deposits in other banks
                                                                  680          517        1,176        2,756
  Interest on federal funds sold
                                                              173,878      109,422      353,081      199,897
                                                           ----------   ----------   ----------   ----------
    Total interest income                                   5,097,170    4,495,706    9,975,421    8,877,257
                                                           ----------   ----------   ----------   ----------
INTEREST EXPENSE:
  Interest on deposits:
    Time certificates of deposit of $100,000 and more        260,564       270,731      535,846      575,569

    Other deposits                                         1,791,744     1,687,560    3,512,831    3,238,282
                                                           ----------   ----------   ----------   ----------


      Total interest on deposits                           2,052,308     1,958,291    4,048,677    3,813,851

  Interest on short-term borrowings                          182,068        99,248      330,807      231,706

  Interest on Federal Home Loan Bank borrowings              151,681          --        289,692         --
                                                           ----------   ----------   ----------   ----------
    Total interest expense                                 2,386,057     2,057,539    4,669,176    4,045,557
                                                           ----------   ----------   ----------   ----------
NET INTEREST INCOME                                        2,711,113     2,438,167    5,306,245    4,831,700

PROVISION FOR CREDIT LOSSES                                   41,000        55,000      126,000      115,000
                                                           ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                              2,670,113     2,383,167    5,180,245    4,716,700
                                                           ----------   ----------   ----------   ----------
NONINTEREST INCOME:
  Service charges on deposit accounts                        270,318       234,512      525,345      460,852

  Other service charges                                       68,036        66,334      167,681       91,333

  Gain on sale of securities                                  21,277         --         21,277         --

  Other operating income                                      10,468        14,806       35,795       84,170
                                                           ----------   ----------   ----------   ----------
    Total noninterest income                                 370,099       315,652      750,098      636,355
                                                           ----------   ----------   ----------   ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                           1,185,148     1,041,316    2,274,591    2,064,670

  Occupancy expense of bank premises                         206,199       182,584      414,366      358,585

  Equipment expenses                                          98,971       105,849      192,385      197,008

  Other operating expenses                                   583,376       489,351    1,161,518      982,872
                                                           ----------   ----------   ----------   ----------
    Total noninterest expenses                             2,073,694     1,819,100    4,042,860    3,603,135
                                                           ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                                   966,518       879,719    1,887,483    1,749,920
PROVISION FOR INCOME TAXES                                   283,572       289,081      571,230      575,195
                                                           ----------   ----------   ----------   ----------
NET INCOME                                                $  682,946       590,638    1,316,253   $1,174,725
                                                           ----------   ----------   ----------   ----------
                                                           ----------   ----------   ----------   ----------
BASIC AND DILUTED EARNINGS PER COMMON SHARE                $     0.40   $     0.35   $     0.79   $     0.70
                                                           ----------   ----------   ----------   ----------
                                                           ----------   ----------   ----------   ----------


Comprehensive Statements of Income (Unaudited)

Net Income                                                   $   682,946    $   590,638    $ 1,316,253    $ 1,174,725
Other comprehensive income, before tax:
  Unrealized holding gains (losses) arising during period        (23,926)       428,120         25,910        144,376
  Less: reclassification adjustment for gains included in
    net income                                                    21,277              0         21,277              0
                                                             -----------    -----------    -----------    -----------
   Other comprehensive income (loss), before tax                (45,203)       428,120          4,633        144,376
Income tax (expense) benefit related to items of other
  comprehensive income                                           15,369       (165,340)        (1,574)       (49,088)
                                                             -----------    -----------    -----------    -----------
   Other comprehensive income (loss), net of taxes              (29,834)       262,780          3,059         95,288

COMPREHENSIVE INCOME                                        $   653,112    $   853,418    $ 1,319,312    $ 1,270,013
                                                             -----------    -----------    -----------    -----------
                                                             -----------    -----------    -----------    -----------


Union National Bancorp
Consolidated Statements of Cash Flows (Unaudited)


                                                                               Six Months Ending
                                                                                   June 30,
                                                                             1998             1997
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  1,316,253    $  1,178,231
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for credit losses                                              126,000         115,000
    Depreciation and amortization                                            323,650         319,187
    Gain on sales of other real estate and other assets                         --           (19,157)
    Deferred income taxes                                                      6,215         (18,190)
    Net decrease (increase) in accrued interest receivable                    41,209        (544,903)
    Net increase (decrease) in accrued expenses & other liabilities            8,684           8,930
    Other - net                                                              678,923      (2,433,311)
                                                                         ------------    ------------
   Net cash provided (used) by operating activities                        2,500,934      (1,394,213)
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities                             (41,538,738)    (10,930,000)
  Purchases of held to maturity securities                                (7,112,341)             --
  Proceeds from maturities of available for sale securities               26,902,630       2,241,584
  Proceeds from maturities of held to maturity securities                  2,416,246       3,327,466
  Proceeds from sales of other real estate and other assets                       --         137,510
  Net increase in loans                                                   (2,980,334)     (1,056,698)
  Bank premises and equipment acquired                                      (299,238)       (343,858)
  Forclosed real estate acquired                                                  --        (124,451)
                                                                         ------------    ------------
    Net cash used in investing activities                                (22,611,775)     (6,748,447)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                              11,082,261       6,339,086
    Proceeds from dividend reinvestment plan                                 108,845            --
    Net increase (decrease) in short-term borrowings                      12,825,423       3,705,101
    Cash dividends paid                                                     (352,213)       (258,540)
                                                                         ------------    ------------
       Net cash provided by financing activities                          23,664,316       9,785,647
                                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,553,475       1,642,987
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            13,967,953      15,953,932
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 17,521,428    $ 17,596,919
                                                                         ------------    ------------
                                                                         ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                         $  4,942,494    $    684,103
                                                                         ------------    ------------
                                                                         ------------    ------------
  Income taxes paid                                                          573,000         515,000
                                                                         ------------    ------------
                                                                         ------------    ------------
NON-CASH INVESTING ACTIVITIES
  Transfer from loans to forclosed real estate                               218,731         375,000



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

Note 2 - Recent accounting pronouncements: The FASB has issued Statements of Financial Accounting Standards No. 128 "Earning Per Share" in February 1997 for the year ending on or after December 15, 1997, and No. 130 "Reporting Comprehensive Income" in June 1997, with an effective date for years beginning after December 15, 1997. The Company has adopted both of these standards as required.

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

         In 1994, Union National Bancorp, Inc. commenced operations as the parent company of its sole subsidiary, The Union National Bank of Westminster, ("Bank") which has conducted the business of banking since 1816. Since the Bank is the primary possession of the holding company, the assets and liabilities of the holding company are made up almost entirely of its investment in the Bank. The Company's principal source of income is from dividends received from the bank.

     Total assets were $275.7 million at June 30, 1998, an increase of $40.2 million or 17.0% over one year earlier. The primary funding source for the asset growth is strong growth in investments from our customers in sweep accounts and certificates of deposit. Loan volumes has continued to increase throughout 1998. As demand increases other funding sources are being explored to sustain this growth. For example, the Bank has taken advantage of competitive rate on borrowings from the Federal Home Loan Bank.

     Net income rose $141,528 or 12.05% in the first six months of 1998 to $1,316,253 from net income of $1,174,725 in the same period of 1997. The annualized return on average assets for the six month period ended June 30, 1998 and 1997 was 1.03% and 1.04%, respectively. The annualized return on average equity was 12.87% for the six months ended June 30, 1998 and was 12.84% for the six months ended June 30, 1997.

Securities Portfolio

     Total holdings in the investment portfolio at June 30, 1998 were $91,270,278 and at year-end were $72,190,599 in 1997. In aggregate, investment securities increased $19,079,679 or 26.43% in the first six months of 1998. The substantial increase in the security portfolio is due to management's decision to utilize borrowed funds from the Federal Home Loan Bank. We leveraged our equity by putting on the books a matched position of $10,000,000 with an after tax spread of 1%. The total portfolio has an duration of 3.53 years on June 30,1998. These maturities represent estimates of the actual life on instruments considering mortgaged-backed paydowns and puts for tax free securities.

     Union National Bank has formed a new passive investment company, Union National Delaware Holding, Inc., (UNDH). First Union is administering general services for UNDH. The Bank has dividended $41,207,245 in various securities to UNDH in June of 1998. The passive investment company will reduce cost, producing a benefit to the Banks net income.

     The table below presents the securities portfolios mix as June 30, 1998 when compared to year-end 1997.


                                               Available-for-Sale                 Held-to-Maturity
                                          June 30,1998  December 31,1997     June 30,1997   December 31,1997
                                          ------------  ----------------     ------------   ----------------
U.S. government securities and agencies   $33,511,595     $37,011,558         $   776,580     $   879,382
State & county municipals                     566,250         577,400           5,318,686       5,233,663
Government mortgaged-backed                37,643,794      19,786,641          12,031,177       7,306,794
Other securities                            1,422,196       1,395,161                  --              --
                                          -----------     -----------         -----------     -----------
  Total Investment Securities             $73,143,835     $58,770,760         $18,126,443     $13,419,839
                                          -----------     -----------         -----------     -----------
                                          -----------     -----------         -----------     -----------


Loan Portfolio

     Total loans outstanding on June 30, 1998 were $160,939,290 and on December 31,1997 were $158,347,687. The loan portfolio increased $2,591,603 in the first six months of the year. The loan portfolio represented 58.4% of total assets on June 30, 1998 and 63.1% of total assets on December 31,1997. The table below presents the loan portfolios mix as of June 30, 1998 compared to year ended 1997.


                                       June 30,1998   December 31,1997
                                       ------------   ----------------
Construction and land development     $   7,774,180    $   5,893,105
Residential real estate - mortgages      41,380,774       43,761,573
Commercial real estate - mortgages       63,433,583       57,485,007
Commercial                               28,678,203       29,034,766
Consumer                                 20,067,136       22,609,757
                                      -------------    -------------
  Gross Loans                           161,333,876      158,784,208
Net deferred loan fees and cost            (394,585)        (436,521)
                                      -------------    -------------
  Total Loans                           160,939,291      158,347,687
                                      -------------    -------------
                                      -------------    -------------



     The Company's loan portfolio is composed of commercial and residential real estate secured loans, commercial loans, and consumer installment loans. Most residential mortgages are held for investment purposes and the majority has a loan to value ratio of less than 80%. For those having a loan to value ratio greater than 80%, Private Mortgage Insurance is required to reduce risk. The Company is involved in selling mortgages on the secondary market. Commercial real estate-secured, lines of credit, tax-exempt loans through local municipalities, and demand notes consist of well-seasoned credits and new ventures that are well collaterlized. The consumer portfolio is comprised of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately seven dealerships. In 1997, indirect lending decreased significantly as a percentage of the total consumer portfolio. Continued emphasis during the first six months of 1998 has been in home equity loans (fixed term and variable rate lines of credit) which are secured by the borrower's residence. Use of debt to income ratios and recent Credit Bureau scores assist to minimize losses in the consumer portfolio. The Company does not engage in foreign lending, and involvement with speculative real estate and land development is minimal. The Company strives to meet the needs of the community by lending in the Carroll County market area. Management continues to review rates, terms, and alternative opportunities to remain competitive in our market, while continuing to assess credit worthiness and risk.

Allowance for Credit Losses

     The allowance for credit losses on June 30,1998 was $1,749,111 and on December 31,1997 was $1,793,112. The ratio of allowance to total loans was 1.10% for the first half of 1998 and 1.13% for the year-ended 1997.

                   Analysis of the Allowance for Credit Losses


                           Description                       Amount
Balance at beginning of period 1/1/98                                $1,793,112
                                                                     ----------
  Loans charged off                                (218,439)
  Recoveries                                          48,438
  Provision charged to operating expenses            126,000
Balance at end of period 6/30/98                                     $1,749,111
                                                                     ----------
                                                                     ----------

Net Charge-offs as a percentage of
  average total loans                           First six months          1.10%


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

     Total deposits were $216,721,057 on June 30, 1998 and $205,638,796 on
December 31, 1997. Certificates of deposits, which grew $5.1 million or 4.5%, represents 52.4% of the total deposit portfolio. In addition, checking accounts, money market, regular savings, and public fund accounts maintained steady growth of $6.0 million or 5.8%. Management continues to develop competitive products and rates to spur continuous growth in core deposits.


Short-Term Borrowings

     Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank and correspondent bank lines.

     Securities sold under agreement to repurchase have averaged $14,511,784 during the first six months of 1998 compared to $11,771,647 at the year-ended 1997. At June 30, 1998 they totaled $16,601,796 and at year-end 1997, they totaled $13,776,373.


     The Bank has borrowed $10,000,000 from the Federal Home Loan Bank in the second quarter of 1998. These funds were obtained to promote further growth in the loan and security portfolios. Management believes the spread between the cost of funds on these borrowing and investment return in the loan and securities portfolios will increase the Bank's net interest margin.


Liquidity

     Traditionally, the Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. The Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold are the Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, the Bank has lines of credit totaling $33 million available from correspondent banks as of June 30, 1998.

     On June 30, 1998 securities available for sale and federal funds sold totaled $83,564,540 compared with 64,843,156 on December 31, 1997. These funds averaged $67,063,174 during the six months ended June 30, 1998 and $58,427,657 for the year ended December 31, 1997. Liquidity is also provided by managing the maturities of loans, securities, and certificates of deposit.


Capital Management
     The Company's capital position is presented in the following table:

                                                     June 30,   December 31  For Capital
                                                     1998        1997        Adequacy Purposes
                                                     --------   -----------  -----------------
Tier 1 capital to risk weighted assets               12.6%      11.7%        4.0%
Total capital to risk weighted assets                13.8%      12.8%        8.0%
Capital leverage ratio                               8.1%       8.0%         4.0%

                                                                              8

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

     For the first six months net interest income before provision for loan losses was $5,306,245 in 1998, and $4,831,700 in 1997. This represents an increase of $474,545 or (9.8%) for 1998. For the second quarter of 1998 net interest income before provision for loan losses was $2,711,113 up $272,946 (11.2%) from $2,438,167 for the second quarter 1997. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee. Monthly, the committee examines the "gap" and it's assumptions for their validity, and assesses the margins movement relative to these factors. The net interest spread represents the different between the yield on earning assets and the cost of interest bearing liabilities, which declined slightly to 3.84% in the first six months of 1998 from 3.92% at December 31, 1997.



Average Consolidated Balance Sheets

                                            June 30,      December 31,
                                              1998            1997
                                         -------------   -------------
ASSETS                                    (Unaudited)

Cash and due from banks                  $   6,295,794   $   5,849,500
Investments                                 74,502,754      65,083,925
Federal funds sold                          12,752,424       8,603,533
Net loans                                  156,912,965     146,754,495
Other assets                                 7,807,634       7,915,022
                                         -------------   -------------
  TOTAL ASSETS                           $ 258,271,571   $ 234,206,475
                                         -------------   -------------
                                         -------------   -------------
LIABILITIES

Deposits                                   211,115,682     199,434,803
Other borrowings                            24,898,524      14,505,347
Other liabilities                            1,627,257       1,381,852
                                         -------------   -------------
  TOTAL LIABILITIES                      $ 237,641,463   $ 215,322,002
                                         -------------   -------------
                                         -------------   -------------
Common stock                                    16,771           9,041
Surplus                                      8,525,516       8,352,643
Retained Earnings                           11,902,109      10,536,738
Accumulated other comprehensive income         185,712         (13,949)
                                         -------------   -------------
  TOTAL CAPITAL                          $  20,630,108   $  18,884,473

  TOTAL LIABILITIES & CAPITAL            $ 258,271,571   $ 234,206,475
                                         -------------   -------------
                                         -------------   -------------



Non-interest Income

     Total non-interest income for the first six months of 1998 was $750,098 up $113,748 or 17.9% from $636,355 for the first six months in 1997. Total non-interest income for the three months ended June 30, 1998 and 1997 respectfully were $370,099 and $315,652 an increase of $54,447 or 17.2%. In comparison to 1997 figures, service charges on deposit accounts increases $64,493 in the first half of 1998 and $35,806 for the three months ended June 30th. This increase is as a result of the Bank beginning to charge foreign ATM activity, a practice all other local competitors have been practicing. Additional off sight ATM's further increase non-interest income. A strong emphasis on increasing debit card services will help to continue to increase non-interest income in the third and forth quarters of 1998. Early in 1998 management decided to concentrate on originating mortgages for sale on the secondary market. In the first half of 1998 commissions from non-funded loans were $49,605 from $1,355 for the first half of 1997. Plans are to continue to in the secondary market to further other operating income.

Noninterest Expense

      Noninterest expense for the first six months of 1998 was $4,042,860 an increase of $439,725 or 12.2% from $3,603,135 in 1997. Non-interest expense for the three months ended June 30th was $2,073,694 an increase of $254,594 or 14.0% from $1,819,100 for the same time period of 1997. Three major areas that make up noninterest expense are salaries and benefits, occupancy and expense, and other operating expense.
         Salaries and benefits for the first six months of 1998 totaled $2,274,591, up $209,921 or 10.2% from $2,064,670 in the first six months of
1997. For the three months ended June 30, 1998, salaries and benefits were $1,185,148, up $143,832 or 13.8% from $1,041,316 for the three months ended June 30,1997. Personnel expense is the largest segment of noninterest expense. It represented 56.2% of the total for the six-month ended June 30, 1998. Additional personnel in the investment services area and temporary summer employees are the main components of the increase in the second half of the year. Management believes that the addition of investment service personal will improve mutual fund and annuities services, and the increase in personal expense will be more than offset by the reduction in occupancy expense from the revenues generated.

     Occupancy and equipment expenses for the first six months totaled $606,751 in 1998, an increase of $51,158 or 9.2% from $555,593 for the first six months of 1997. For the three months ended June 30,1998, occupancy and equipment was $305,170, up $16,737 or 5.8% from $288,433 for the three months ended June 30, 1997. Rent expense and depreciation of fixed assets are the largest segments of occupancy and equipment. The increase is primarily due to expanding our branch network into the Mount Airy area, which increase rent expenses. Rent increased for the first six months $20,005 or 15.8% from $126,266 in 1997 to $146,271 in 1998.

         Other operating expense totaled $1,116,518 for the first six months of 1998, an increase of $133,646 or 13.6% from $982,872 for the first six months of 1997. For the three months ended June 30, 1998, other operating was $583,376, up $94,025 or 19.2% from $489,351 for the three months ended June 30,1997. Advertising and computer service fees are the two largest components of other operating expense. Various advertising campaigns such as the Mount Airy branch opening, check card promotions, and year 2000 issues have increased advertising expense for the first six months from $39,211 in 1997 to $94,907 in 1998. It is felt that each of these campaigns will add value in asset growth, growth of income, and customer relations.


Year 2000

         Union National Bank is currently addressing the many aspects of Year 2000 as they relate to the Company. The Year 2000 Policy and action plans provide that the Company will assess Year 2000 risks associated with suppliers, service providers, third parties and material commercial customers. These assessments will be completed by September 31, 1998.

         Plans call for tests of systems to be substantially completed by December 31, 1998. The Company is finalizing test plans with mission critical vendors to conform to this timetable. An evaluation of software and hardware components has determined that all of the production systems utilize "off the shelf" software products with limited customization. The anticipated Year 2000 related costs, therefore, are not expected to have a material impact on future operating results or the financial condition of the Company. As the evaluation is ongoing, actual results could differ from what has been anticipated.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         An annual meeting of shareholders was held on Tuesday April 21, 1998. The election of directors and external accounting firm were brought to a vote.
         Vote pertaining to directors was as follows:

                  K. Wayne   Donald C    Kenneth B.  Robert T.   Larry A.       Virginia W.
                  Lockard    Essich      Wright      Scott       Van Sant, Sr.  Smith
For              1,430,968   1,437,332   1,437,332   1,437,332   1,417,993      1,432,616
Withheld             8,128       1,764       1,764       1,764      21,103          6,480


All directors listed above services were retained after the shareholders meeting.

         Vote pertaining to independent auditors was as follows:

                  Keller Bruner & Company, L.L.C.

For               1,438,304
Against           2,731
Abstained         8,061




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc.  (Registrant)


August 12, 1998            By: /s/ Virginia W. Smith
                           ----------------------------
                           Virginia W. Smith
                           President and Chief Executive Officer


August 12,1998             By: /s/ Gabrielle M. Peregoy
                           ----------------------------
                           Gabrielle M. Peregoy
                           Vice President