Form 10-Q
period 1998-09-30
UNION NATIONAL BANCORP INC
filed 1998-11-12
CIK 919871

                                    FORM 10-Q
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            YES / X /  NO /  /

         The number of shares of common stock outstanding as of October 16,1998 is 1,849,528 shares.

                                Table Of Contents
                          Union National Bancorp, Inc.

PART  I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheet                                           2
         Consolidated Statement of Income                                     3
         Consolidated Comprehensive Statement of Income                       3
         Consolidated Statement of Cash Flows                                 4
         Notes to Consolidated Financial Statements                           5
Item 2. Management's Discussion and Analysis                                  5-10
PART  II - OTHER INFORMATION                                                  10
Item 6. Exhibits and Reports on Form 8-K


Part 1 Financial Information  Item 1 Financial Statements
Union National Bancorp, Inc.
Consolidated Balance Sheets


                                                                              September 30,                       December 31,
                                                                                  1998                                1997
                                                                            ------------------                  ------------------
ASSETS                                                                         (Unaudited)

Cash and due from banks                                                            $8,194,097                          $7,870,449
Interest bearing deposits in other banks                                               21,005                              25,108
Federal funds sold                                                                 17,212,898                           6,072,396
Investment securities available for sale-at fair value                             63,802,018                          58,770,760
Investment securities held to maturity-at amortized cost - fair value of
       $ 21,679,510 (1998) and $13,647,089 (1997)                                  21,890,789                          13,419,839
Loans                                                                             162,121,655                         158,347,687
Less: allowance for credit losses                                                  (1,772,536)                         (1,793,112)

                                                                            ------------------                  ------------------
Loans - net                                                                       160,349,119                         156,554,575
Premises and equipment                                                              4,150,917                           4,205,824
Foreclosed real estate                                                                210,000                             215,000
Accrued interest receivable                                                         1,825,366                           1,708,814
Other assets                                                                        1,564,579                           1,938,115

                                                                            ------------------                  ------------------
   TOTAL ASSETS                                                                  $279,220,788                        $250,780,880
                                                                            ------------------                  ------------------
                                                                            ------------------                  ------------------
LIABILITIES
Deposits:
   Non-interest bearing deposits                                                  $24,322,809                         $26,096,600
   Interest bearing deposits                                                      189,196,801                         179,542,196

                                                                            ------------------                  ------------------
       Total deposits                                                             213,519,610                         205,638,796

Short-term borrowings                                                              22,555,966                          13,776,373
Other bank borrowing                                                               20,000,000                          10,000,000
Accrued expenses and other liabilities                                              1,331,039                           1,301,385

                                                                            ------------------                  ------------------
       Total liabilities                                                          257,406,615                         230,716,554

                                                                            ------------------                  ------------------
STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized; 1,849,528 shares
     in September 1998 1,674,800 shares in 1997 issued and outstanding                 18,495                              16,748
Capital surplus                                                                    13,570,913                           8,469,115
Accumulated other comprehensive income                                                268,038                             149,136
Retained earnings                                                                   7,956,727                          11,429,327

                                                                            ------------------                  ------------------
       Total stockholders' equity                                                  21,814,173                          20,064,326

                                                                            ------------------                  ------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $279,220,788                        $250,780,880

                                                                            ------------------                  ------------------
                                                                            ------------------                  ------------------


Union National Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)


                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                 1998           1997            1998            1997
                                                           --------------  -------------   --------------  ------------
INTEREST INCOME:
   Interest and fees on loans                              $  3,698,091    $  3,395,098    $ 10,935,310    $ 10,129,567
   Interest and dividends on investment securities:
       Taxable interest on mortgage backed securities           691,000         314,961       1,915,811         961,921
       Other taxable interest & dividends                       507,294         639,220       1,484,964       1,779,464
       Nontaxable interest                                      192,550          75,248         374,014         228,180
   Interest on deposits in other banks                            1,879             740           3,055           3,496
   Interest on federal funds sold                               172,480          86,452         525,561         286,349
                                                           --------------  -------------   --------------  ------------
       Total interest income                                  5,263,294       4,511,719      15,238,715      13,388,977
                                                           --------------  -------------   --------------  ------------
INTEREST EXPENSE:
   Interest on deposits:
       Time certificates of deposit of $100,000 and more        351,764         233,588         887,610         809,156
       Other deposits                                         1,738,880       1,706,128       5,251,711       4,944,411
                                                           --------------  -------------   --------------  ------------
          Total interest on deposits                          2,090,644       1,939,716       6,139,321       5,753,568
   Interest on short-term borrowings                            267,901         138,469         598,708         370,175
   Interest on Federal Home Loan Bank borrowings                281,583           1,228         571,275           1,228
                                                           --------------  -------------   --------------  ------------
       Total interest expense                                 2,640,128       2,079,413       7,309,304       6,124,971
                                                           --------------  -------------   --------------  ------------
NET INTEREST INCOME                                           2,623,166       2,432,306       7,929,411       7,264,006
PROVISION FOR CREDIT LOSSES                                      60,000          30,000         186,000         145,000
                                                           --------------  -------------   --------------  ------------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                                2,563,166       2,402,306       7,743,411       7,119,006
                                                           --------------  -------------   --------------  ------------

NONINTEREST INCOME:
   Service charges on deposit accounts                          280,999         264,334         806,344         725,186
   Other service charges                                         41,799          36,118         209,480         125,251
   Gain (loss) on securities                                       --              --            21,281            --
   Other operating income                                        14,002           8,885          49,797          95,255
                                                           --------------  -------------   --------------  ------------
       Total noninterest income                                 336,800         309,337       1,086,902         945,692
                                                           --------------  -------------   --------------  ------------
NONINTEREST EXPENSES:
   Salaries and employee benefits                             1,174,636       1,102,150       3,449,227       3,166,820
   Occupancy expense of bank premises                           236,878         183,466         651,244         542,051
   Equipment expenses                                           112,277         117,311         304,662         314,319
   Other operating expenses                                     572,916         390,190       1,734,434       1,373,062
                                                           --------------  -------------   --------------  ------------
       Total noninterest expenses                             2,096,707       1,793,117       6,139,567       5,396,252
                                                           --------------  -------------   --------------  ------------
INCOME BEFORE INCOME TAXES                                      803,259         918,526       2,690,746       2,668,447
PROVISION FOR INCOME TAXES                                      172,042         297,589         743,275         872,784
                                                           --------------  -------------   --------------  ------------
NET INCOME                                                 $    631,217    $    620,937    $  1,947,471    $  1,795,662
                                                           --------------  -------------   --------------  ------------
                                                           --------------  -------------   --------------  ------------
BASIC AND DILUTED EARNINGS PER COMMON SHARE                $       0.34    $       0.37    $       1.05    $      1.06
                                                           --------------  -------------   --------------  ------------
                                                           --------------  -------------   --------------  ------------
Comprehensive Statements of Income
(Unaudited)
Net Income                                                 $    631,217    $    620,937    $  1,947,471    $  1,795,662
Other comprehensive income, before tax:
   Unrealized holding gains arising during period               175,520          60,661         158,873         205,036
   Gain on the sale of securities                                  --              --            21,281            --
                                                           --------------  -------------   --------------  ------------
       Other comprehensive income, before tax                   175,520          60,661         180,154         205,036
Income tax (expense) benefit related to items of other
    comprehensive income                                        (59,677)        (20,625)        (61,252)        (69,712)
                                                           --------------  -------------   --------------  ------------
       Other comprehensive income, net of taxes                 115,843          40,036         118,902         135,324
                                                           --------------  -------------   --------------  ------------
COMPREHENSIVE INCOME                                       $    747,060    $    660,973    $  2,066,373    $  1,930,986
                                                           --------------  -------------   --------------  ------------
                                                           --------------  -------------   --------------  ------------


Union National Bancorp
Consolidated Statements of Cash Flows (Unaudited)



                                                                                             Nine Months Ending
                                                                                                September 30,
                                                                                     1998                          1997
                                                                               ------------------           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $       1,947,471            $        1,795,662
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for credit losses                                                       186,000                       145,000
       Depreciation and amortization                                                     513,551                       475,694
       Gain on sales of other real estate and other assets                                 5,000                       (21,357)
       Deferred income taxes                                                            (132,301)                      342,583
       Net decrease (increase) in accrued interest receivable                           (116,552)                     (169,616)
       Net increase (decrease) in accrued expenses & other liabilities                    29,654                       139,307
       Other - net                                                                       432,561                       (18,226)
                                                                               ------------------           -------------------
         Net cash provided by operating activities                                     2,865,384                     2,689,047
                                                                               ------------------           -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale securities                                        (44,853,695)                  (22,878,503)
   Purchases of held to maturity securities                                          (11,743,300)                   10,849,120
   Proceeds from maturities of available for sale securities                          35,381,100                             -
   Proceeds from maturities of held to maturity securities                             3,357,879                     3,308,122
   Proceeds from sales of available for sale securities                                4,547,969                             -
   Proceeds from sales of other real estate and other assets                                   -                       306,066
   Net increase in loans                                                              (3,980,544)                   (1,544,634)
   Bank premises and equipment acquired                                                 (458,644)                     (577,771)
                                                                               ------------------           -------------------
       Net cash used in investing activities                                         (17,749,235)                  (10,537,600)
                                                                               ------------------           -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                            7,880,814                     9,597,654
   Proceeds from dividend reinvestment plan                                              220,660                             0
   Net increase (decrease) in short-term borrowings                                   18,779,593                    14,155,322
   Cash dividends paid                                                                  (537,169)                     (408,660)
                                                                               ------------------           -------------------
                                                                               ------------------           -------------------
       Net cash provided by financing activities                                      26,343,898                    23,344,316
                                                                               ------------------           -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  11,460,047                    15,495,763
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        13,967,953                    15,953,932
                                                                               ------------------           -------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $25,428,000                   $31,449,695
                                                                               ------------------           -------------------
                                                                               ------------------           -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                      $7,288,581                    $6,124,970
                                                                               ------------------           -------------------
                                                                               ------------------           -------------------
   Income taxes paid                                                                     797,000                       771,000
                                                                               ------------------           -------------------
                                                                               ------------------           -------------------
NON-CASH INVESTING ACTIVITIES
   Transfer from loans to forclosed real estate
                                                                                              -                       375,000
                                                                               ------------------           -------------------
                                                                               ------------------           -------------------


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

     Total assets were $279.2 million at September 30, 1998, an increase of $28.8 million or 11.5% over one year earlier. The primary funding source for the asset growth is strong growth in investments from our customers in sweep accounts and certificates of deposit. Loan volume has continued to increase throughout 1998. As demand increases other funding sources are being explored to sustain this growth. For example, the Bank has taken advantage of competitive rates on borrowings from the Federal Home Loan Bank.

     Net income rose $151,808 or 8.45% in the first nine months of 1998 to $1,947,471 from net income of $1,795,663 in the same period of 1997. The annualized return on average assets for the nine month period ended September 30, 1998 and 1997 was .99% and 1.05%, respectively. The annualized return on average equity was 12.51% for the nine months ended September 30, 1998 and was 12.97% for the nine months ended September 30, 1997.


Securities Portfolio

     Total holdings in the investment portfolio at September 30, 1998 were $85,692,807 and at year-end were $72,190,599 in 1997. In aggregate, investment securities increased $13,502,208 or 18.70% in the first nine months of 1998. The substantial increase in the security portfolio is due to management's decision to utilize borrowed funds from the Federal Home Loan Bank. The Bank leveraged its equity by putting on the books a matched position of $10,000,000 with an after tax spread of 1%. The total portfolio has a duration of 3.09 years on September 30, 1998. These maturities represent estimates of the actual life on instruments considering mortgaged-backed paydowns and puts for tax free securities.

     Union National Bank has formed a new passive investment company, Union National Delaware Holding, Inc., (UNDH). First Union is administering general services for UNDH. The Bank has dividended $41,207,245 in various securities to UNDH in June of 1998. The passive investment company will reduce cost, producing a benefit to the Bank's net income.

     The table below presents the securities portfolios mix as of September 30, 1998 when compared to year-end 1997.


                                                       Available-for-Sale                             Held-to-Maturity
                                             September 30,1998       December 31,1997      September 30,1997       December 31,1997
                                            ------------------     ------------------      -----------------     ------------------
U.S. government securities and agencies            $25,065,894            $37,011,558           $    729,123            $   879,382
State & county municipals                              572,100                577,400             16,461,845              5,233,663
Government mortgaged-backed                         36,802,083             19,786,641              4,699,821              7,306,794
Other securities                                     1,361,941              1,395,161                     --                     --
                                            ------------------     ------------------      -----------------     ------------------
   Total Investment Securities                     $63,802,018            $58,770,760            $21,890,789            $13,419,839
                                            ------------------     ------------------      -----------------     ------------------
                                            ------------------     ------------------      -----------------     ------------------


Loan Portfolio

     Total loans outstanding on September 30, 1998 were $162,121,655 and on December 31,1997 were $158,347,687. The loan portfolio increased $3,773,968 in the first nine months of the year. The loan portfolio represented 58.1% of total assets on September 30, 1998 and 63.1% of total assets on December 31,1997. The table below presents the loan portfolio mix as of September 30, 1998 compared to year ended 1997.


                                                                    September 30,1998       December 31,1997
                                                                    -----------------       ----------------
Construction and land development                                          $7,362,613             $5,893,105
Residential real estate - mortgages                                        42,383,226             43,761,573
Commercial real estate - mortgages                                         64,424,273             57,485,007
Commercial                                                                 29,517,949             29,034,766
Consumer                                                                   18,789,294             22,609,757
                                                                    -----------------       ----------------
   Gross Loans                                                            162,477,355            158,784,208
Net deferred loan fees and costs                                            (355,700)              (436,521)
                                                                    -----------------       ----------------
   Total Loans                                                            162,121,655            158,347,687
                                                                    -----------------       ----------------
                                                                    -----------------       ----------------


     The Company's loan portfolio is composed of commercial and residential real estate secured loans, commercial loans, and consumer installment loans. Most residential mortgages are held for investment purposes and the majority have a loan to value ratio of less than 80%. For those having a loan to value ratio greater than 80%, Private Mortgage Insurance is required to reduce risk. The Company is involved in selling mortgages on the secondary market. Commercial real estate-secured, lines of credit, tax-exempt loans through local municipalities, and demand notes consist of well-seasoned credits and new ventures that are well collaterlized. The consumer portfolio is comprised of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately seven dealerships. In 1997, indirect lending decreased significantly as a percentage of the total consumer portfolio. Continued emphasis during the first nine months of 1998 has been in home equity loans (fixed term and variable rate lines of credit) which are secured by the borrower's residence. Use of debt to income ratios and recent Credit Bureau scores assist to minimize losses in the consumer portfolio. The Company does not engage in foreign lending, and involvement with speculative real estate and land development is minimal. The Company strives to meet the needs of the community by lending in the Carroll County market area. The Carroll County market area is Carroll County and ten miles into neighboring counties, including Pennsylvania. Management continues to review rates, terms, and alternative opportunities to remain competitive in our market, while continuing to assess credit worthiness and risk.

Allowance for Credit Losses

     The allowance for credit losses on September 30,1998 was $1,772,536 and on December 31,1997 was $1,793,112. The ratio of allowance to total loans was 1.09% for the first nine months of 1998 and 1.13% for the year-ended 1997.

           Analysis of the Allowance for Credit Losses


                           Description                                                         Amount
Balance at beginning of period 1/1/98                                                                                   $1,793,112
                                                                                                                        ----------
     Loans charged off                                                      (307,920)
     Recoveries                                                              101,344
     Provision charged to operating expenses                                 186,000
Balance at end of period 9/30/98                                                                                        $1,772,536
                                                                                                                        ----------
                                                                                                                        ----------
Net Charge-offs as a percentage of average total loans                                First nine months                       1.12%


     The methodology used in determining the allowance is calculated quarterly and is applied in accordance with Banking Circular 201. Its assesses risk based on the following categories: (1) levels of and trends in delinquencies and nonaccruals, (2) trends in volume and terms of loans, (3) effects of any change in lending policies and procedures, (4) experience, ability, and depth of lending management and staff, (5) national and local economic trends and conditions, and (6) concentrations of credit that may effect loss experience. In addition, historical loss data is also considered. A "reserve range" is determined from this process. A comparison is then made of the actual allowance balance to the estimated potential loss in the entire portfolio to determine the adequacy of the current reserve as well as a current period provision for credit losses.

Deposits

     The Company uses deposits as the primary source for funding asset growth. The Company has experienced continuous growth of deposits, especially in certificates of deposit. The Company offers individuals, businesses and non-profit organizations a variety of accounts. These accounts, including checking, savings, money market, and certificates of deposits, are obtained primarily from the communities that the Company serves.

     Total deposits were $213,519,610 on September 30, 1998 and $205,638,796 on December 31, 1997. Certificates of deposits, which grew $8.1 million or 7.6%, represents 54.2% of the total deposit portfolio as of September 30, 1998. In addition, checking accounts, money market, regular savings, and public fund accounts maintained steady growth of $8.5 million or 7.6%. Management continues to develop competitive products and rates to spur continuous growth in core deposits.

Short-Term Borrowings

     Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank and correspondent bank lines.

     Securities sold under agreement to repurchase have averaged $16,297,784 during the first nine months of 1998 compared to $11,771,647 at the year-ended 1997. At September 30, 1998 they totaled $22,555,966, and at year-end 1997, they totaled $13,776,373.

     The Bank borrowed $10,000,000 from the Federal Home Loan Bank in the second quarter of 1998. These funds were obtained to promote further growth in the loan and security portfolios. Management believes the spread between the cost of funds on these borrowing and investment return in the loan and securities portfolios will increase the Bank's net interest margin.

Liquidity

     Traditionally, the Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. The Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold are the Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, the Bank has lines of credit totaling $33 million available from correspondent banks as of September 30, 1998.

     On September 30, 1998 securities available for sale and federal funds sold totaled $81,014,916 compared with 64,843,156 on December 31, 1997. These funds averaged $75,999,992 during the nine months ended September 30, 1998 and $58,427,657 for the year ended December 31, 1997. Liquidity is also provided by managing the maturities of loans, securities, and certificates of deposit.

Capital Management

     The Company's capital position is presented in the following table:


                                                     September 30,     December 31      For Capital
                                                     1998               1997            Adequacy Purposes
                                                     --------------   -------------     -----------------
Tier 1 capital to risk weighted assets               12.0%             11.7%            4.0%
Total capital to risk weighted assets                13.1%             12.8%            8.0%
Capital leverage ratio                                8.2%              8.0%            4.0%


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

     For the first nine months, net interest income before provision for loan losses was $7,929,411 in 1998 and $7,264,007 in 1997. This represents an increase of $ 665,404 or 9.2% for 1998. For the second quarter of 1998 net interest income before provision for loan losses was $2,623,167 up $190,861 or 7.8% from $2,432,306 for the second quarter 1997. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee. Monthly, the committee examines the "gap" and it's assumptions for their validity, and assesses the margins movement relative to these factors. The net interest spread represents the different between the yield on earning assets and the cost of interest bearing liabilities, which declined to 3.55% in the first nine months of 1998 from 3.92% at December 31, 1997.


                                               1998            1997
                                         -------------   -------------
ASSETS                                     (Unaudited)
Cash and due from banks                  $   6,467,091   $   5,849,500
Investments                                 79,921,829      65,083,925
Federal funds sold                          12,567,830       8,603,533
Net loans                                  158,058,227     146,754,495
Other assets                                 7,752,837       7,915,022
                                         -------------   -------------
   TOTAL ASSETS                          $ 264,767,814   $ 234,206,475
                                         -------------   -------------
                                         -------------   -------------
LIABILITIES

Deposits                                   212,513,970     199,434,803
Other borrowings                            29,924,157      14,505,347
Other liabilities                            1,444,240       1,381,852
                                         -------------   -------------
   TOTAL LIABILITIES                     $ 243,882,367   $ 215,322,002
                                         -------------   -------------
                                         -------------   -------------
Common stock                                    16,788           9,041
Capital surplus                              8,570,716       8,352,643
Retained earnings                           12,111,622      10,536,738
Accumulated other comprehensive income         186,321         (13,949)
                                         -------------   -------------
   TOTAL CAPITAL                         $  20,885,447   $  18,884,473

   TOTAL LIABILITIES & CAPITAL           $ 264,767,814   $ 234,206,475
                                         -------------   -------------
                                         -------------   -------------


Noninterest income

     Total non-interest income for the first nine months of 1998 was $1,086,902 up $141,210 or 14.9% from $945,692 for the first nine months in 1997. Total non-interest income for the three months ended September 30, 1998 and 1997 respectfully were $336,729 and $309,337 an increase of $27,392 or 8.9%. In comparison to 1997 figures, service charges on deposit accounts increases $81,158 in for the nine months ended September 30, 1998 and $16,665 for the three months ended September 1998. This increase is as a result of the Bank beginning to charge foreign ATM activity, a practice all other local competitors have been practicing. Additional off sight ATM's further increase non-interest income. A strong emphasis on increasing debit card services will help to continue to increase non-interest income in the fourth quarters of 1998. Early in 1998, management decided to concentrate on originating mortgages for sale on the secondary market. In the first nine months of 1998, commissions from non-funded loans were $63,929 an increase from $10,392 for the first nine month of 1997. Plans are to continue to in the secondary market to further other operating income. The Bank has repositioned various securities in it's investments portfolio, selling mortgaged-backed securities that have high premiums and reinvested in mortgage-backed securities that are closer to par. For the three months ended September 30, 1998, gains on the sale of securities were $21,281, a 100% increase over the same period in 1997.


Noninterest Expense

      Noninterest expense for the first nine months of 1998 was $6,139,567 an increase of $743,315 or 13.8% from $5,396,252 in 1997. Non-interest expense for the three months ended September 30, 1998 was $2,096,709 an increase of $303,592 or 16.9% from $1,793,117 for the same time period of 1997. Three major areas that make up noninterest expense are salaries and benefits, occupancy and equipment, and other operating expense.

         Salaries and benefits for the first nine months of 1998 totaled $3,449,227, up $282.407 or 8.9% from $3,166,820 in the first nine months of
1997. For the three months ended September 30, 1998, salaries and benefits were $1,174,635, up $72,485 or 6.6% from $1,102,150 for the three months ended
September 30,1997. Personnel expense is the largest segment of noninterest expense. It represented 56.2% of the total for the nine-month ended September 30, 1998. Management increased personnel in both the Investment Service area and the Lending area. It is believed that the increase in personnel expense will be offset by the revenues generated.

     Occupancy and equipment expenses for the first nine months totaled $955,906 in 1998, an increase of $99,536 or 11.6% from $856,370 for the first nine months of 1997. For the three months ended September 30, 1998, occupancy and equipment was $349,157 up $48,380 or 16.1% from $300,777 for the three months ended September 30, 1997. Rent expense and depreciation of fixed assets are the largest segments of occupancy and equipment. The increase is primarily due to expanding our branch network into the Mount Airy area, which increases rent expense. Rent increased for the first nine months $43,109 or 22.8% from $189,260 in 1997 to $232,369 in 1998.

         Other operating expense totaled $1,734,434 for the first nine months of 1998, an increase of $361,372 or 26.3% from $1,373,062 for the first nine months of 1997. For the three months ended September 30, 1998, other operating was $572,916, up $182,726 or 46.8% from $390,190 for the three months ended September 30,1997. Advertising and computer service fees are the two largest components of other operating expense. Various advertising campaigns such as the Mount Airy branch opening, check card promotions, and year 2000 issues have increased advertising expense for the first nine months from $59,106 in 1997 to $112,338 in 1998. It is felt that each of these campaigns will add value in asset growth, growth of income, and customer relations.


Year 2000

         Union National Bank continues to address the many aspects of Year 2000 as they relate to the Company. The initial assessments of risks associated with suppliers, service providers, third parties and material commercial customers have been completed. Plans call for ongoing communications with these providers and customers over the course of the project to monitor their Year 2000 progress.

Testing of the company's mission critical vendors and systems has commenced and is on target to be substantially completed by December 31, 1998. Fiserv, Incorporated and Information Technology, Incorporated provide the core account software and processing environment that are used to calculate and process customer transactions. Phase one of testing at the Fiserv data center has demonstrated that this core software successfully processes dates in and beyond the Year 2000. An evaluation of hardware and software components located in our facilities has determined that all of the remaining production systems utilize "off the shelf" software products with limited customization. Systems utilizing embedded microprocessors, such as elevators and security systems have been evaluated and will not be impacted by the Year 2000. The project costs are anticipated to be $85,000 and as such are not expected to have a material impact on future operating results or the financial condition of the Company. As the evaluation is ongoing, actual results could differ from what has been anticipated.

One of the most significant risks the Company faces is the potential for liquidity issues resulting from public panic or Year 2000 related financial difficulties of commercial customers. In anticipation of this possibility, the Company has developed and implemented a comprehensive consumer awareness program that includes customer educational seminars, brochures, posters, direct mail pieces and statement inserts. Relationship managers have been meeting with material commercial customers to raise awareness, to evaluate the progress of their project and to provide status reports of the Company's Year 2000 project. The financial manager has addressed the potential increase on liquidity demands in the Company's contingency plans.

Union National Bank is developing contingency plans that outline back up arrangements for all major functions of the Company. Once formalized, contingencies will be tested to verify they provide satisfactory results and maintain adequate service levels. In addition, the Company has established target dates for its mission critical service providers to certify their systems. The Company will secure alternate providers if current vendors do not adequately meet the target dates.

The Company's Year 2000 project is on schedule to conclude by July 1, 1999.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
         (10) Material Contracts
                  Employment agreement between the Union National Bank of Westminster and Virginia W. Smith, President, is incorporated by reference form Union National's Form 8-K, filed with the Commission on October 26, 1998 (Registration No. 0-22523)
         (20)Other Documents or Statements to Security-holders
                  Press release announcing stock action approved by the Board of Directors is incorporated by reference form Union National's Form 8-K, filed with the Commission on October 26, 1998 (Registration No. 0-22523)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc.  (Registrant)


November 5, 1998           By: /s/ Virginia W. Smith
                           -------------------------
                           Virginia W. Smith
                           President and Chief Executive Officer


November 5, 1998           By: /s/ Gabrielle M. Peregoy
                           ----------------------------
                           Gabrielle M. Peregoy
                           Vice President