Form 10-K405
period 1998-12-31
UNION NATIONAL BANCORP INC
filed 1999-03-25
CIK 919871

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
                   For the fiscal year ended December 31, 1998
                        Commission File Number 000-22523

                          UNION NATIONAL BANCORP, INC.

         Maryland                                             52-1862338
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                       identification number)

         117 East Main Street, Westminster, MD 21157          (410) 848-7200
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

                                 YES {X} NO { }

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statement incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K { }

         As of February 14, 1999, Union National Bancorp had 1,853,748 shares of common stock outstanding, par value $.01.

Documents Incorporated by Reference

         Portions of the Union National Bancorp. Inc. 1998 Annual Stockholders Report for the year ended December 31, 1998 , Parts I,II, IV
         Portions of Union National Bancorp Inc. Proxy Statement dated March 20, 1999, Part III

PART I

ITEM 1. BUSINESS

General

         Union National Bancorp, Inc. was incorporated under the law of the State of Maryland on January 19, 1994, and is a one-bank holding company headquartered in Westminster, Maryland.

         Union National Bancorp is primarily engaged in commercial and retail banking services and in business related to banking services through its subsidiary, The Union National Bank of Westminster. Union National Bank was founded in Westminster in 1816 under the name of Bank of Westminster, and was briefly known during the period of 1821 to 1830 as a branch of the Farmers & Mechanics of Frederick. In 1865, Union National bank became known as "The Union National Bank of Westminster". Union National Bank is currently in its 183rd year of operation.

         Union National Bank has nine full service banking offices in Carroll County, four of which are located in Westminster, one in Finksburg, one in Hampstead, one in Eldersburg, one in Sykesville, and as of January 15, 1998, one in Mount Airy. Union National Bank also has one loan production office, which is located in the same building as Union National Bank's office headquarters in Westminster, Maryland.


Lending, Deposit and Investment  Activities

         Lending Activities:

         Union National Bank provides a full range of commercial and retail banking services designed to meet the borrowing and depository needs of small and medium size businesses and consumers in local areas. Substantially all of Union National Bank's loans are to customers located within its service area. Union National Bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board ("FRB"). All of the loans in Union National Bancorp's loan portfolio have been originated by Union National Bank. Union National Bank conducts its lending activities pursuant to the loan policies adopted by its Board of Directors. These loan policies grant individual loan officers authority to make secured and unsecured loans in specific dollar amounts; senior officers or various loan committees must approve large loans. Union National Bank's management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to Union National Bank's loan policies.

         The commercial loans offered by Union National Bank include (i) commercial real estate loans, (ii) working capital and other commercial loans,
(iii) construction loans, (iv) SBA-guaranteed loans, and (v) agricultural loans. Union National Bank's commercial real estate loans are used to provide permanent financing for retail and office buildings, multiple-family buildings and churches. Commercial real estate secured loans are generally written for a fifteen year term or amortized over a longer period with a balloon payment by the fifteenth year. Personal guarantees are obtained on nearly all commercial loans. Credit analyses, loan review and an effective collection process is also used to minimize any potential losses. Union National Bank employs four full-time commercial loan officers.

         Consumer loans offered by Union National Bank include (i) residential real estate loans, (ii) personal unsecured lines of credit (iii) personal installment loans (including indirect lending through auto sales companies), and
(iv) home equity loans (fixed-rate term and open ended revolving lines of credit).

         Residential mortgage products include adjustable rate as well as conventional, fixed-rate loans. Terms vary from a five-year balloon to a 30-year fully amortized loan. Union National Bank does not purchase loans but is active in secondary market lending and is also a member of the Federal Home Loan Bank of Atlanta. Personal unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy bank customers. The largest segment of Union National Bank's installment loan portfolio is secured by motor vehicles and are fixed-rate loans. Credit checks, credit scoring and debt to income ratios of 40% or less are used to qualify borrowers. Home equity products include both fixed-rate term products and open-end revolving lines of credit with maximum loan to value ratios of 85% of current appraisal to 80% of current tax assessment.

         Deposit Activities

         Union National Bank also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) trust and cash management services, (iii) retirement accounts such as Individual Retirement Accounts ("IRA") and Simplified Employee Pension accounts, retail deposit services such as certificates of deposit, money market, savings accounts, checking account products and Automated Teller Machines ("ATM"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, debit card services, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. Union National Bank now provides 24-hour access to customer information through its automated voice response system. This system provides customers with balances, recent transactions, pending transactions, the ability to transfer funds between accounts, and receive facsimile statements. Union National Bank offers credit cards and a full range of trust services through one of its correspondent banking relationships.

         The principal sources of funds for Union National Bank are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits). Union National Bank solicits these deposits from individuals, businesses, foundations and government authorities. Substantially all of Union National Bank's deposits are from the local market areas surrounding each of its offices.

         Investment Portfolio Activities

         Union National Bank's investment portfolio has several objectives. A key objective is to provide a balance in Union National Bank's asset mix of loans and investments that is consistent with its liability structure, and to assist in management of interest rate risk. The investments augment Union National Bank's capital position in the risk based capital formula, providing the necessary liquidity to meet fluctuations in credit demands of the community and fluctuations in deposit levels. In view of the above objectives, the portfolio is treated conservatively by management, and only securities that pass conservative investment criteria are purchased. Union National Bank does not engage in any derivatives trading. The portfolio will commonly fluctuate between 30% and 40% of Union National Bank's assets. In May of 1998 Union National Bank formed a Passive Investment Company in Wilmington Delaware, Union National Delaware Holding Inc. Union National Delaware Holding is administered by Delaware Trust Capital Management a subsidiary of First Union. As of December 31,1998 63% of the total security portfolio was at Union National Delaware Holding.

         Additional Activities

         Union National Bank provides its customers with access to investment products through a third party vendor, Primevest Financial Services, Inc., which offers annuities and mutual fund products and is based in Minnesota.

         Competition

         Union National Bank operates in a highly competitive environment, competing for deposits and loans with commercial banks, savings banks, thrift institutions, credit unions, and finance and mortgage companies. Some of these competitors possess substantially greater financial resources than those available to Union National Bank. Also, certain of these institutions have significantly higher lending limits than Union National Bank, and may provide various services for their customers, such as trust services, which Union National Bank does offer directly to its customers.

         Union National Bank does not maintain data concerning its competitive position within its market area. Occasionally, limited market share data is produced by third parties. According to a 1998 publication by the Federal Deposit Insurance Corp., at June 30, 1998 Union National Bank had 13.19% market share of deposits held by the Carroll County branches of banks, savings associations, and credit unions. Only one other institution had larger deposit market share (26.53%) for their Carroll County branches.

         Financial institutions compete generally on the basis of rate and service. In its lending business, Union National Bank is subject to increasing competition from consumer finance companies.

         While Union National Bank will seek to remain competitive with the interest rate that it charges on loans and offers on deposits, Union National Bank believes that its success has been and will continue to be due to its emphasis on its community banking, customer service and relationships. With the continuing consolidation in the banking industry, particularly in Union National Bank's markets, smaller profitable banks are gaining opportunities where larger institutions exit markets that are only marginally profitable for them. Management of Union National Bank believes it can profitably utilize such opportunities by establishing a local presence in these areas to provide community-banking services.

Supervision and Regulation

         GENERAL. Union National Bancorp and Union National Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws that affect the regulation of banks and bank holding companies. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Union National Bancorp and Union National Bank.

         FEDERAL BANK HOLDING COMPANY REGULATION AND STRUCTURE. Union National Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Federal Reserve Board. Union National is required to file annual and quarterly reports with Federal Reserve Board and to provide the Federal Reserve Board with such additional information as the Federal Reserve Board may require. The Federal Reserve Board may conduct examinations of Union National Bancorp and its subsidiaries.

         With certain limited exceptions, Union National Bancorp is required to obtain prior approval from the Federal reserve Board before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of Union National Bancorp is required to give 60 day written notice of the acquisition to Federal Reserve Board, which may prohibit the transaction, and to publish notice to the public.

         Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve Board, Union National Bancorp may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the Federal Reserve Board to be closely related to the business of banking or of managing or controlling banks. The Federal Reserve Board provides expedited procedures for expansion into approved categories of non-bank activities.

         Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Union National Bancorp's ability to obtain funds from Union National Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale or property of furnishing of services. For example, Union National Bank may not generally require a customer to obtain other services from itself or Union National Bancorp, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer.

         Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the Federal Deposit Insurance Corp. can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the Federal Deposit Insurance Corp. in connection with the default of, or assistance provided to, a commonly controlled Federal Deposit Insurance Corp.-insured depository institution. Accordingly, in the event that any insured subsidiary of Union National Bancorp causes a loss to Federal Deposit Insurance Corp., other insured subsidiaries of Union National Bancorp could be required to compensate Federal Deposit Insurance Corp. by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

         STATE BANKING HOLDING COMPANY REGULATIONS. As a Maryland bank holding company, Union National Bancorp is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. See "Supervision and Regulation-Federal Bank Holding Company Regulation and Structure." Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Commissioner. Also, a bank holding company and its Maryland State chartered bank or trust company cannot directly or indirectly acquire banking or non-banking subsidiaries or affiliates until the bank or trust company receives the approval of the Commissioner.

         FEDERAL BANK REGULATION. Union National Bancorp's banking subsidiary is a federally-chartered national bank regulated by the Office of Comptroller of the Currency ("OCC"). The Office of Comptroller of the Currency may prohibit the institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitutes unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institution they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

         Union National Bank is subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with Union National Bank and not involve more than the normal risk of repayment. Other laws tie maximum amount that may be loaned to any one customer and its related interests to capital levels.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the Office of Comptroller of the Currency, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. An institution, which fails to meet those standards, may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may be subject to institution to regulatory sanctions. Union National Bancorp, on behalf of Union National Bank, believes that it meets substantially all standards that have been adopted. FDICIA also imposed new capital standards on insured depository institutions. See "Supervision and Regulation-Capital Requirements."

         Before establishing new branch offices, Union National Bank must meet certain minimum capital stock and surplus requirements and the Bank must obtain Office of Comptroller of the Currency approval.

         DEPOSIT INSURANCE. As a Federal Deposit Insurance Corp. member institution, Union National Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the Federal Deposit Insurance Corp., and each institution is required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corp.. The BIF assessment rates have a range of zero to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum to Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital, include, common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of federal banking agencies. Banks and bank holding companies subject to the risk based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31,1998 Union National Bank's ratio of Tier 1 to risk-weighted assets stood at 12.1% and its ratio of total capital to risk-weighted assets stood at 13.1%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3%. As of December 31, 1998, Union National Bank's leverage capital ratio was 8.2%

         In August, 1995 and May, 1996 the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital; adequacy, an assessment of the Union National Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management included a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. Union National Bank has internal interest rate risk models that are used to measure and monitor interest rate risk. Additionally, the regulatory agencies have been assessing interest rate risk on an informal basis for several years. For these reasons, Union National Bancorp does not expect the addition of interest rate risk evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for Union National Bank.

         Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the Federal Deposit Insurance Corp., as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Union National Bank to grow and could restrict the amount of profits, if any, available for payment of dividends to the Company.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital. (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of Federal Deposit Insurance Corp. insurance funds and the implementation of risk-based premiums. See "Deposit Insurance."

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a six-tiered system for measuring the capital adequacy of the depository institution that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," " significantly undercapitalized" and " critically undercapitalized." Union National Bank is currently classified as "well-capitalized." An institution may be deemed by regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

         FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the Federal Deposit Insurance Corp. or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which Federal Deposit Insurance Corp. is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

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

         NASDAQ SMALLCAP MARKET REQUIREMENTS. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq national Market and The SmallCap Market. The Nasdaq stock market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. Companies who publicly trade stock on the Nasdaq SmallCap market are required to submit certain financial documents, in conjunction with forms required by regulatory authorities. All reports and other documents must be provided to Nasdaq on or before the date they are required to be filed with the Securities Exchange Commission or another regulatory authority. Any company listing on Nasdaq SmallCap Market must meet minimum financial qualification and must continue to meet financial qualifications to maintain it's listing. The Nasdaq Stock Market also requires listing companies meet certain standards of corporate governance.

         MONETARY POLICY. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the Federal Reserve Board, in connection with the Federal Reserve Board's regulation of the money supply. Various methods employed by the Federal Reserve Board are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.



Employees

         As of December 31,1998, Union National Bank had the equivalent of 125 full-time employees. A collective bargaining unit represents none of its employees. Union National Bank considers relations with its employees to be good.

ITEM 2. PROPERTIES

         Union National bank owns the following properties:

         Offices                                     Location              Additional Services
         -------                                     --------              -------------------

Corporate Headquarters                      117 East Main Street
                                            Westminster, MD 21157

Loan Operations                             118 East Main Street
                                            Westminster, MD 21157

East Main Street                            111 East Main Street                Drive-Up Window
                                            Westminster, MD 21157

Sykesville                                  7564 Main Street                    Automatic Teller Machine
                                            Sykesville, MD 21784


         Union National bank leases the following properties:

         Branch                                      Location              Additional Services
         ------                                      --------              -------------------

West Main Street                            132 West Main Street                Drive-Up Window
                                            Westminster, MD 21157               Automatic Teller Machine

Finksburg                                   2926 Baltimore, Blvd.               Drive-Up Window

                                            Finksburg, MD 21048                 Automatic Teller Machine

140 Village                                 588 Baltimore, Blvd.                Drive-Up Window
                                            140 Village Shopping Center         Automatic Teller Machine
                                            Westminster, MD 21157

Eldersburg                                  5420 Klee Mill Road                 Drive-Up Window
                                            Eldersburg, MD 21784                Automatic Teller Machine

Hampstead                                   1631 North Main Street              Drive-Up Window
                                            Hampstead, MD 21102                 Automatic Teller Machine

Cranberry                                   400 North Center Street
                                            Westminster, MD 21157               Automatic Teller Machine
                                            (within shopping mall)

Mount Airy                                  400 E. Ridgeville Blvd.             Drive-Up Window
                                            Mt. Airy, MD 21771                  Automatic Teller Machine


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

Eagle Oil                                   822 South Main St.
Hampstead Exxon                             Hampstead, MD 21074

Tevis Oil                                   1155 South Main St.
Hampstead Shell                             Hampstead, MD 21074

Eagle Oil                                   251 E. Baltimore Ave.
Taneytown Exxon                             Taneytown, MD 21787

Carroll Community College                   1601 Washington Rd.
                                            Westminster, MD 21157

Emmitsburg Exxon                            110 Silo Hill Rd.
                                            Emmitsburg, MD

Cranberry Food Court                        400 North Center Street
                                            Westminster, MD 21157
                                            (within shopping mall)


ITEM 3. LEGAL PROCEEDINGS

         Union National Bancorp and Union National Bank are subject to various legal proceedings which are incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the consolidated financial statements or consolidated ratios of Union National Bancorp and Union National Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters that were submitted to a vote of the security holders during the fourth quarter of 1998.



PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
      MATTERS

         Union National Bancorp has been traded publicly on the Nasdaq Small Cap Market as of April 1998. It is listed under the trading symbol UNNL. The low and high ranges presented in the table below prior to this date are based on trades reported through the over the counter bulletin board. Since this date price information is reflected of actual sale price quoted on the Nasdaq SmallCap Market. On January 27, 1998, Union National Bancorp's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, thereby increasing the number of shares authorized on that date to 1,674,870, and in September 1998 authorized a 10% stock dividend. The following table reflects stock prices for Union National Bancorp's shares to the extent such information is available, and dividends declared with respect thereto during the preceding two years. The number of common shares and per share amounts have been restated to reflect the stock split and 10% stock dividend.


                            1998                              1997                             1996
              --------------------------------- --------------------------------  --------------------------------
                     Price Range     Dividends         Price Range    Dividends          Price Range    Dividends
              ----------------------            ----------------------            ---------------------
                     Low       High   Declared         Low       High  Declared          Low      High   Declared
------------------------------------------------------------------------------------------------------------------
1st Quarter       $16.82     $22.75     $0.091      $14.55     $16.82    $0.068       $12.73    $12.73     $0.064
2nd Quarter        19.09      30.45      0.095       15.00      16.93     0.073        14.09     14.55      0.064
3rd Quarter        25.45      28.18      0.100       15.11      16.82     0.082        13.64     15.34      0.064
4th Quarter        29.00      32.00      0.110       15.11      17.27     0.086        14.55     16.31      0.068


         As of February 4, 1999, the approximate number of holders of record of Union National Bancorp's shares was 473. At such date, 1,853,748 shares were outstanding. Dividends are paid quarterly.

         LIMITS ON DIVIDENDS AND OTHER PAYMENTS. Union National Bancorp's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, Union National Bank. Both federal and state laws impose restrictions on the ability of Union National Bancorp to pay dividends. Federal Reserve Board has issued a policy statement that provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations of the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

ITEM 6. SELECTED FINANCIAL DATA.

         Select Financial Data - Union National Bancorp's 1998 Annual Stockholders Report, Page 24 incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

         Union National Bancorp's 1998 Annual Stockholders Report, pages 9 through 23, incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


PRINCIPAL AMOUNTS MATURING IN:

                                                                                                              Fair Value
(IN THOUSANDS)                                  1999        2000       2001       2002       2003 Thereafter    12/31/98
-------------------------------------------------------------------------------------------------------------------------
RATE-SENSITIVE ASSETS:
   Fixed interest rate loans                  $4,308      $4,509     $8,520    $14,700     $8,542    $32,805     $70,951
    Average interest rate                      8.35%       9.29%      8.95%      8.70%      8.53%      8.04%
   Variable interest rate loans              $10,982      $8,243     $3,793     $1,466       $977    $64,940     $88,928
    Average interest rate                      8.80%       8.42%      9.61%      9.57%      9.46%      8.55%
   Fixed interest rate securities             $4,271        $977     $6,136     $4,320     $9,564    $71,816     $97,460
    Average interest rate                      4.89%       5.87%      5.75%      4.58%      5.99%      5.68%
   Variable interest rate securities             $ -        $ -         $ -        $ -        $ -     $7,716      $1,726
    Average interest rate                          -          -           -          -          -       5.91%
   Other interest-bearing assets
                                              $7,716        $ -         $ -        $ -        $ -        $ -      $1,726
    Average interest rate                      4.75%          -           -          -          -          -

                                                1999        2000       2001       2002       2003 Thereafter
-------------------------------------------------------------------------------------------------------------
RATE-SENSITIVE LIABILITIES:
   Noninterest-bearing checking                                                                      $28,247     $28,247
    Average interest rate                          -           -          -          -          -          -
   Savings and interest-bearing checking         $ -         $ -        $ -        $ -        $ -    $81,198     $72,233
    Average interest rate                          -           -          -          -          -      2.11%
   Time deposits                             $59,340     $40,024    $13,787     $1,967     $1,584       $190    $105,261
    Average interest rate                      5.08%       5.92%      4.67%      5.67%      5.23%      5.30%
   Fixed interest rate borrowings                $ -         $ -        $ -    $10,000        $ -    $10,000     $20,933
    Average interest rate                          -           -          -      5.66%          -      5.51%
   Variable interest rate borrowings         $13,578         $ -        $ -        $ -        $ -        $ -     $13,578
    Average interest rate                      3.93%           -          -          -          -          -



         The above table provides information about Union National Bank's financial instruments that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as Union National Bank's historical experience of the impact of interest rate fluctuations on the prepayment of various instruments. For core deposits (e.g., interest checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based Union National Bank's historical experience, management's judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements and related notes - Union National Bancorp's 1998 Annual Stockholders Report, Page 26 through 50, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 1, 1997. Union National Bancorp engaged the accounting firm of Keller Bruner & Co., L.L.P. ("Keller Bruner) in place of it's independent accounting firm, Stegman & Company, P.A. on the recommendation and approval of the Finance and Control Committee, which action was ratified by the full Board of Directors, after an extensive review and analysis of proposals submitted by three accounting firms. Keller Bruner has acted as Union National Bancorp's independent accounting firm for the years ended December 31, 1998 and 1997. Stegman & Company, P.A. was not dismissed as a result of any disagreement. The reports of Stegman & Company, P.A. on the financial statement of Union National Bancorp for the fiscal year ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, auditing scope or accounting principles.

         Union National Bancorp has had no disagreements on accounting and financial disclosure with Keller Bruner.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Proxy Statement, dated March 20, 1999, pages 2 through 4, incorporated herein by reference.

         Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement, dated March 20, 1999, page 12, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Proxy Statement, dated March 20, 1999, pages 5 through 11, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Proxy Statement, dated March 20, 1999, pages 6 through 7, incorporated herein by reference

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Proxy Statement, dated March 20, 1999, pages 5, incorporated herein by reference

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTED OF FORM 8-K

         (A) Documents filed as part of this report:
                  (1), (2)The following financial statements are included on pages 28 through 46 of the Union National's 1998 Annual report to Stockholders:

INDEPENDENT AUDITOR'S REPORT........................................17
CONSOLIDATED BALANCE SHEETS.........................................18
CONSOLIDATED STATEMENTS OF INCOME ..................................19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ....................20
CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY .........................................21
CONSLIDATED STATEMENTS OF CASH FLOWS ......   ......................22
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................23-46


                  (3) Exhibits filed herewith or incorporated by reference herein as set forth in the following table prepared in accordance with Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

         (3). CHARTER AND BYLAWS
                  (3a.) Articles of Incorporation of Union National Bancorp is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)
                  (3b.) Bylaws of Union National Bancorp is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)


         (10) MATERIAL CONTRACTS
                  (10a.) Employment Agreement between the Union National Bank of Westminster and Virginia W. Smith, President, is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)
                  (10b.) 1997 Stock Option Plan is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)
                  (10c.) Leases between The Union National Bank of Westminster and K. Wayne Lockard, Director, dated October 1, 1997, is incorporated by reference form Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, file with the Commission on August 21,1997 (Registration No. 0-22523)
                  (10d.) Amendment to employment agreement between the Union National Bank of Westminster and Virginia W. Smith, President, is incorporated by reference from Union National Bancorp's Form 8-K, filed with the Commission of October 26, 1998
                  (10e.) Key employee retention plan
                               Union National Bank
                           Key Employee Retention Plan

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

         5. PLAN BENEFITS. Subject to the compliance by the Participant with the conditions specified in Paragraph 6, in the event of a Qualifying Termination of the Participant, the Participant shall be entitled to the following benefits ("Plan Benefits"):

            (a) SEPARATION PAYMENTS. A Participant will be entitled to receive an amount equal to his/her base salary (at the amount in effect at the time of the Qualifying Termination) for the applicable number of weeks set forth below. Separation payments will be paid on the Bank's regular paydays and will be subject to standard withholdings and deductions. For purposes of determining the number of full years of service under this Plan, a Participant shall be credited with all time that he/she was continuously employed by the Bank or any Related Entity regardless of any transfers of employment among them.

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

            (f) AGREEMENT. The Participant will, upon request, sign an agreement satisfactory to the Bank that includes the conditions set forth in this Section 6.

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

                  (c)      APPEAL OF A DENIED CLAIM.

                           (i)      If a Participant believes that he/she is
entitled to benefits under the Plan, the Participant may submit a claim to the administrator within 2 months after the date of the event that he/she believes is a Qualifying Termination. The Administrator will either grant the claim, deny it, or extend the time for processing it. Any extension will not be longer than 180 days from the date the claim was submitted.

                           (ii)     If a claim arising under this Plan is wholly
or partially denied, the Administrator shall furnish notice of the decision to the Participant within 90 days after receipt of the claim. If special circumstances require an extension of time for processing the claim, written notice of the extension shall be furnished to the Participant prior to the end of the initial 90-day period. In no event shall such extension exceed a period of 90 days from the end of such initial period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Administrator expects to render the final decision. The written notice to the Participant regarding a denied claim for benefits shall include
(A) the specific reason(s) for the denial; (B) specific reference to pertinent Plan provisions which the denial is based; (C) a description of any additional material or information necessary for the Participant to perfect the claim and an explanation of why such material or information is necessary; (D) that the Participant or his/her duly authorized representative has a reasonable opportunity to appeal the denial of the claim, including but not limited to: requesting a review upon written application to the Plan; reviewing pertinent documents; and submitting issues and comments in writing; and (E) appropriate information as to the steps to be taken if the Participant wishes to appeal the denial of the claim.

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

         (11)  STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                   a. The basic per share earning is calculated by dividing net income for 1998 of $2,637,824, by the number of shares outstanding for 1998 1,853,663. For 1997 by dividing net income for 1997 of $2,400,102, by the number of shares outstanding for 1997 1,834,819.

                   b. The diluted per share earning is calculated by dividing net income for 1998 of $2,637,824, by the number of shares outstanding for 1998 1,853,356. For 1997 by dividing net income for 1997 of $2,400,102, by the number of shares outstanding for 1997 1,834,819.

         (12)  STATEMENTS RE COMPUTATION OF RATIOS

                  a. The percentage ratio of net income to average total assets is calculated by dividing net income for 1998 of $2,637,824 , by the average totals assets for 1998 of 268,614,000. For 1997 by dividing net income of $2,400,102, by the average totals assets for 1997 of $234,206,000
                  b. The percentage ratio of net income to average shareholders' equity is calculated by dividing net income for 1998 of $2,637,824, , by the average shareholders' equity for 1998 of $21,165,000. For 1997 by dividing net income for 1997 of $2,400,102, , by the average shareholders' equity for 1997 of $18,884,000.
                  c. The percentage ratio of shareholders' equity to total assets is calculated by dividing shareholders' equity for 1998 of $22,236,679, by the total assets for 1998 of $283,913,435. For 1997 by dividing shareholders' equity for 1997 of $20,064,326, by the total assets for 1997 of $250,780,880. d.
The percentage ratio of cash dividends declared to net income on a per share basis is calculated by dividing the cash dividend per share for 1998 of $0.40, by net earnings per share for 1998 of $1.43. For 1997 by dividing the cash dividend per share for 1997 of $0.31, by net earnings per share for 1998 of $1.30.


         (13) ANNUAL REPORT TO STOCKHOLDERS

                  Filed herewith


         (16) LETTER RE CHANGE IN CERTIFYING ACCOUNTANTS

                  Is incorporated by reference from Union National Bancorp's 8-K file with the Commission on October 6, 1997.


         (20) OTHER DOCUMENTS OR STATEMENT TO SECURITY-HOLDERS

                  Press release approved stock action is incorporated by reference from Union National Bancorp's Form 8-K, filed with the Commission of October 26, 1998 (Registration No. 0-22523)


         (21)  SUBSIDIARIES OF THE REGISTRANT

                  Is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filedwith the Commission on August 21,1997 (Registration No. 0-22523)







         (23) CONSENTS OF EXPERTS & COUNSEL

                  (23a.) Keller Bruner & Co. L.L.P.

The Board of Directors

Union National Bancorp, Inc.

We consent to incorporation by reference of our report dated January 15 1999 relating to the consolidated balance sheets of Union National Bancorp, Inc. and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, which report appears on page 25 of the 1998 Union National Bancorp, Inc. Annual Report to Stockholders, in this annual report on Form 10-K, and in the following Registration Statement of Union National Bancorp, Inc.: Number 333-36767 on Form S-3 and Number 333-58673 on Form S-8.

/s/ Keller Bruner & Company, L.L.P.
         Frederick Maryland
         March 19,1999

                  (23b.) Stegman & Co.

                         CONSENT OF INDEPENDENT AUDITORS

         We hereby consent to the incorporation by reference of our report dated January 8, relating to the consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows of Union National Bancorp and Subsidiary for the year ended December 31, 1996, which report appears on page 25 of the 1998 Union National Bancorp Annual Report, into the Form 10-K.

                                                     /s/ Stegman & Company
Baltimore, Maryland
March 18,1999


         (27) FINANCIAL DATA SCHEDULE

                  Is filed electronically herewith via EDGAR.


Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    Union National Bancorp, Inc.

Date: March 20, 1999                by: /s/ Virginia W. Smith
                                         President and Chief Executive Officer







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 20, 1999                  by: /s/ K. Wayne Lockard
                                           Director & Chairman of the Board

Date: March 20, 1999                  by: /s/ Donald C. Essich
                                           Director & Vice Chairman

Date: March 20, 1999                  by: /s/ Kenneth B. Wright
                                           Director

Date: March 20, 1999                  by: /s/ Robert T. Scott
                                           Director

Date: March 20, 1999                  by: /s/ Larry A. Van Sant, Sr.
                                           Director

Date: March 20, 1999                  by: /s/ Joseph H. Beaver, Jr.
                                           Director

Date: March 20, 1999                  by: /s/ Wesley D. Blakeslee
                                           Director

Date: March 20, 1999                  by: /s/ Dean H. Griffin
                                           Director

Date: March 20, 1999                  by: /s/ Ethan A. Seidel
                                           Director

Date: March 20, 1999                  by: /s/ Ellen Miller
                                           Director

Date: March 20, 1999                  by: /s/ William R. Klinger
                                           Director

Date: March 20, 1999                  by: /s/ Bernard L. Jones, Sr.
                                           Director

Date: March 20, 1999                  by: /s/ Robert L. Bullock
                                           Director

Date: March 20, 1999                  by: /s/ David L. Brauning
                                           Director

Date: March 20, 1999                  by: /s/ Gabrielle M. Peregoy
                                           Vice President & Controller