Form 10-Q
period 1999-03-31
UNION NATIONAL BANCORP INC
filed 1999-05-07
CIK 919871

              United States Securities and Exchange Commission
                             Washington, DC 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER:             000-22523

UNION NATIONAL BANCORP, INC. (Exact name of registrant as specified in its charter)


     Maryland                                             52-1862338
     (State of incorporation)                             (I.R.S. identification number)


     117 East Main Street, Westminster, MD 21157          (410) 848-7200
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

                           YES {X}  NO { }

         The number of shares of common stock outstanding as of April 5,1999 is 1,855,143 shares.

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
UNION NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,       December 31,
                                                                                          1999             1998
                                                                                      -------------    -------------
                                                                                       (Unaudited)
ASSETS

Cash and due from banks                                                                   6,612,103    $   6,867,629
Interest bearing deposits with banks                                                         12,135          280,817
Federal funds sold                                                                       19,583,461        7,716,140
Investment securities available for sale-at fair value                                   79,138,493       76,804,462
Investment securities held to maturity-at amortized cost - fair value of
       $23,574,614 (1999) and $22,382,238 (1998)                                         23,723,414       22,006,195
Loans                                                                                   164,603,753      163,464,538
Less: allowance for credit losses                                                        (1,778,441)      (1,772,895)
                                                                                      -------------    -------------
Loans - net                                                                             162,825,312      161,691,643
Premises and equipment                                                                    4,206,703        4,326,226
Accrued interest receivable                                                               1,798,133        1,699,794
Other assets                                                                              1,837,661        2,520,529
                                                                                      -------------    -------------
       TOTAL ASSETS                                                                     299,737,415    $ 283,913,435
                                                                                      -------------    -------------
                                                                                      -------------    -------------

LIABILITIES
Deposits:
    Non-interest bearing deposits                                                     $  25,509,039    $  28,247,301
    Interest bearing deposits                                                         $ 202,154,238      198,090,078
                                                                                      -------------    -------------
       TOTAL DEPOSITS                                                                   227,663,277      226,337,379

Short-term borrowings                                                                    27,730,571       13,577,689
Federal Home Loan Bank Borrowing                                                         20,000,000       20,000,000
Accrued expenses and other liabilities                                                    1,941,257        1,761,688
                                                                                      -------------    -------------
       TOTAL LIABILITIES                                                                277,335,105      261,676,756
                                                                                      -------------    -------------

STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized;
    1,853,748 shares in March 31,1999 1,851,458 shares on
    December 31,1998 issued and outstanding
                                                                                             18,537           18,514
Capital surplus                                                                          13,639,169       13,570,913
Accumulated other comprehensive income (loss)                                              (170,557)         203,833
Retained earnings                                                                         8,915,161        8,443,419
                                                                                      -------------    -------------
       TOTAL STOCKHOLDERS' EQUITY                                                        22,402,310       22,236,679
                                                                                      -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 299,737,415    $ 283,913,435
                                                                                      -------------    -------------
                                                                                      -------------    -------------

UNION NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                                             Three Months Ending
                                                                                  March 31,
                                                                             1999           1998
                                                                         -----------    -----------
INTEREST INCOME:
---------------------------------------------------------------------------------------------------
    Interest and fees on loans                                           $ 3,499,238    $ 3,586,602
    Interest and dividends on investment securities:
       Taxable interest on mortgage backed securities                        784,209        523,020
       Other taxable interest & dividends                                    450,747        514,918
       Nontaxable interest                                                   223,391         74,010
    Interest on deposits in other banks                                          370            495
    Interest on federal funds sold                                           138,618        179,202
                                                                         -----------    -----------
       TOTAL INTEREST INCOME                                               5,096,573      4,878,249
                                                                         -----------    -----------
INTEREST EXPENSE:
---------------------------------------------------------------------------------------------------
    Interest on deposits:
       Time certificates of deposit of $100,000 and more                     307,787        275,278
       Other deposits                                                      1,700,987      1,721,093
                                                                         -----------    -----------
           Total interest on deposits                                      2,008,774      1,996,371
    Interest on short-term borrowings                                        126,657        148,735
    Interest on Federal Home Loan Bank borrowings                            282,479        138,010
                                                                         -----------    -----------
       TOTAL INTEREST EXPENSE                                              2,417,910      2,283,116
                                                                         -----------    -----------
Net Interest Income                                                        2,678,663      2,595,133
    Provision for Credit Losses                                               59,000         85,000
                                                                         -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                      2,619,663      2,510,133
                                                                         -----------    -----------
NONINTEREST INCOME:
---------------------------------------------------------------------------------------------------
    Service charges on deposit accounts                                      268,290        255,024
    Other service charges                                                     63,240         80,390
    Commissions on non-funded loans                                           23,196         27,023
    Other income                                                              21,541         17,554
                                                                         -----------    -----------
       TOTAL NONINTEREST INCOME                                              376,267        379,991
                                                                         -----------    -----------
NONINTEREST EXPENSE:
---------------------------------------------------------------------------------------------------
    Salaries and employee benefits                                         1,151,487      1,089,443
    Occupancy expense                                                        221,449        208,166
    Equipment expenses                                                       148,384         93,411
    Other expenses                                                           548,304        574,947
                                                                         -----------    -----------
       TOTAL NONINTEREST EXPENSES                                          2,069,624      1,965,967
                                                                         -----------    -----------
INCOME BEFORE INCOME TAXES                                                   926,306        924,157
PROVISION FOR INCOME TAXES                                                   248,591        284,114
                                                                         -----------    -----------
NET INCOME                                                               $   677,715    $   640,043
                                                                         -----------    -----------
                                                                         -----------    -----------
BASIC AND DILUTED EARNINGS PER COMMON SHARE                              $      0.37    $      0.38
                                                                         -----------    -----------
                                                                         -----------    -----------


COMPREHENSIVE STATEMENTS OF INCOME (Unaudited)
---------------------------------------------------------------------------------------------------
Net Income                                                               $   677,715    $   640,043
OTHER COMPREHENSIVE INCOME/(LOSS), BEFORE TAX:
    Unrealized holding gains/(loss) arising during period                   (609,954)        27,105
    Less: reclassification adjustment for gains included in net income             -              -
                                                                         -----------    -----------

    Other comprehensive income/(loss), before tax                           (609,954)        27,105

    Income tax (expense)/benefit related to items
       of other comprehensive income                                         235,564         (8,402)
                                                                         -----------    -----------
Other comprehensive income/(loss), net of taxes                             (374,390)        18,703

COMPREHENSIVE INCOME                                                     $   303,325    $   658,746
                                                                         -----------    -----------
                                                                         -----------    -----------

UNION NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                              Three Months Ending
                                                                                      March 31,
                                                                               1999            1998
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $    677,715    $    640,043
    Adjustments to reconcile net income to net cash
          provided by operating activities:
       Provision for credit losses                                             59,000          85,000
       Depreciation and amortization                                          204,673         154,850
       Deferred income taxes                                                        -           2,117
       Net decrease (increase) in accrued interest receivable                 (98,339)         69,842
       Net increase (decrease) in accrued expenses & other liabilities        179,570         359,460
       Other - net                                                            936,592         380,891
                                                                         ------------    ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,959,211       1,692,203
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available for sale securities                            (13,997,536)    (19,725,102)
    Proceeds from maturities of available for sale securities              11,011,091      14,182,820
    Proceeds from maturities of held to maturity securities                   801,156       1,102,124
    Purchases of held to maturity securities                               (2,494,074)              -
    Net increase in loans                                                  (1,192,670)       (834,611)
    Bank premises and equipment acquired                                      (85,150)       (214,184)
                                                                         ------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES                               (5,957,183)     (5,488,953)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                1,325,898       8,662,746
    Net increase (decrease) in short-term borrowings                       14,152,882       5,560,789
    Dividend reinvestment plan                                                 66,217              -
    Cash dividends paid                                                      (203,912)       (167,487)
                                                                         ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                           15,341,085      14,056,048
                                                                         ------------    ------------
Net Increase (Decrease) In Cash And Cash Equivalents                       11,343,113      10,259,298
Cash And Cash Equivalents At Beginning Of Year                             14,864,586      13,967,953
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 26,207,699    $ 24,227,251
                                                                         ------------    ------------
                                                                         ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                        $  2,378,552    $  2,259,392
                                                                         ------------    ------------
                                                                         ------------    ------------
    Income taxes paid                                                         249,400         285,000
                                                                         ------------    ------------
                                                                         ------------    ------------

NON-CASH INVESTING ACTIVITIES
    Transfer from loans to foreclosed real estate                                   -               -
    Transfer from available for sale securities                                     -               -
                                                                         ------------    ------------
       to held to maturity securities                                    $          -    $          -
                                                                         ------------    ------------
                                                                         ------------    ------------

Union National Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for Union National Bancorp, Inc. ("Company") has been prepared in accordance with the instructions for Form 10-Q and, therefore does not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - Recent accounting pronouncements: The FASB ha issued Statement of financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging" for the year ending on or after June 15,1999. Union national Bancorp has reviewed this pronouncement and will adopted this standard when it is applicable to it's operations as required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to Union National Bancorp's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, the health of the real estate and construction market in Union National Bancorp's market area, Union National Bancorp's ability to develop and market new products and to enter new markets, and other factors. As such there can be no assurance that future events will develop in accordance with the forward looking statements contained below.

         Union National Bancorp, Inc. (`the Company") began operations as the parent company of its sole subsidiary, The Union National Bank of Westminster, ("the Bank") in 1994. Union National Bank has conducted the business of banking since 1816. The Bank is the primary possession of the holding company. Union National Bank provides a full range of banking and certain non-banking services to individuals and businesses. The Banks principal market area includes Carroll County, Maryland and the surrounding regions. The assets and liabilities of the holding company are mainly its investment in Union National Bank. Union National Bancorp's principal source of income is from dividends received from Union National Bank.

     Total assets were $299.7 million at March 31, 1999, an increase of $33.9 million or 12.7% over one year earlier. The primary funding source for the asset growth is strong growth in investments from our customers in sweep accounts and certificates of deposit. Loan volume has continued to increase throughout 1999. As demand increases other funding sources are being explored to sustain this growth. For example, Union National Bank has taken advantage of competitive rates on borrowings from the Federal Home Loan Bank.

     Net income rose $37,672 or 5.89% in the first three months of 1999 to $677,715 from net income of $640,043 in the same period of 1998. The annualized return on average assets for the three month periods ended March 31, 1999 was
 .97% and for March 31, 1998 was 1.02%. The annualized return on average equity was 12.28% for the three months ended March 31, 1999 and was 12.90% for the three months ended March 31, 1998.


SECURITIES PORTFOLIO

     Total holdings in the investment portfolio at March 31, 1999 were $102,861,907 and at year-end 1998 were $98,810,657. In aggregate, investment securities increased $4,051,250 or 4.1% in the first three months of 1999. The investment portfolio is comprises of investment securities available for sale, and investment securities held to maturity. Available for sale represent those securities that management may sell as part of its asset/liability management strategy or that may be sold in response to changing interest rates or liquidity needs. Held to maturity represent securities that are intended to be held until they mature. The total portfolio has a duration of 4.37 years on March 31, 1999. These maturity's represent estimates of the actual life on instruments considering mortgaged-backed pay downs.

     Union National Bank formed a passive investment company in June of 1998, Union National Delaware Holding, Inc., (UNDH). First Union is administering general services for Union National Delaware Holding. Union National Bank has in aggregate in it's portfolio $35,445,128 as of March 31, 1999. Union National Delaware Holding has in aggregate in it's portfolio $67,416,779 as of March 31, 1999. The passive investment company will reduce cost, producing a benefit to Union National Bank's net income.



     The table below presents the securities portfolios mix as of March 31, 1999 when compared to year-end 1998.


                                                       Available-for-Sale                            Held-to-Maturity
                                                 March 31,1999        December 31,1998        March 31,1999        December 31,1998
                                                --------------        ----------------        -------------        ---------------
U.S. government securities and agencies          $  25,903,691         $  28,264,301           $  1,993,142           $   173,592
State & county municipals                              548,750               556,250             18,370,816            17,875,549
Government mortgaged-backed                         48,757,446            44,046,647              3,359,456             3,957,054
Other securities                                     3,928,606             3,937,264                      -                     -
                                                 -------------         -------------           ------------           -----------

   Total Investment Securities                   $  79,138,493         $  76,804,462          $  23,723,414         $  22,006,195
                                                 -------------         -------------           ------------           -----------
                                                 -------------         -------------           ------------           -----------



LOAN PORTFOLIO

     Total loans outstanding on March 31, 1999 were $164,603,753 and on December 31, 1998 were $163,464,538. The loan portfolio increased $1,139,215 in the first three months of the year. The loan portfolio represented 54.9% of total assets on March 31, 1999 and 57.6% of total assets on December 31, 1998. The table below presents the loan portfolio mix as of March 31, 1999 compared to year ended 1998.


                                                                          March 31,1999       December 31,1998
                                                                          -------------       ----------------

Construction and land development                                            $2,568,142             $4,646,007
Residential real estate - mortgages                                          44,521,652             43,044,848
Commercial real estate - mortgages                                           66,118,641             66,904,070
Commercial                                                                   32,341,618             31,170,049
Consumer                                                                     19,363,559             18,020,174
                                                                            -----------            -----------

   Gross Loans                                                              164,913,612            163,785,148

Net deferred loan fees and cost                                               (309,859)              (320,610)
                                                                            -----------            -----------


   Total Loans                                                              164,603,753            163,464,538
                                                                            -----------            -----------
                                                                            -----------            -----------



     Union National Bancorp's loan portfolio is comprised of commercial and residential real estate secured loans, commercial loans, and consumer installment loans. Most residential mortgages are held for investment purposes and the majority have a loan to value ratio of less than 80%. For those having a loan to value ratio greater than 80%, Private Mortgage Insurance is required to reduce risk. Union National Bancorp is involved in selling mortgages on the secondary market. Commercial real estate-secured, lines of credit, tax-exempt loans through local municipalities, and demand notes consist of well-seasoned credits and new ventures that are well collaterlized. The consumer portfolio is comprised of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately six automobile dealerships and one farm supply equipment dealer. In 1998, indirect lending decreased significantly as a percentage of the total consumer portfolio. Continued emphasis during the first three months of 1999 has been in home equity loans (fixed term and variable rate lines of credit) which are secured by the borrower's residence. Use of debt to income ratios and recent Credit Bureau scores assist to minimize losses in the consumer portfolio. Union National Bancorp does not engage in foreign lending, and involvement with speculative real estate and land development is minimal. Union National Bancorp strives to meet the needs of the community by lending in it's market area. Management continues to review rates, terms, and alternative opportunities to remain competitive in our market, while continuing to assess credit worthiness and risk.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses on March 31,1999 was $1,778,441 and on December 31, 1998 was $1,772,895. The ratio of allowance to total loans was 1.08% for the first three months of 1999 as well as at year-end 1998.

                                  Analysis of the Allowance for Credit Losses

                                                                                   Amount

Balance at beginning of period 1/1/99                                                                $1,772,895
                                                                                                     ----------
     Loans charged off                                                           (58,603)
     Recoveries                                                                    5,149
     Provision charged to operating expenses                                      59,000
                                                                                  ------

Balance at end of period 3/31/99                                                                     $1,778,441
                                                                                                     ----------
                                                                                                     ----------

Net Charge-offs as a percentage of average total loans                 First three months                  1.11%


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

DEPOSITS

     Union National Bancorp uses deposits as the primary source for funding asset growth. Union National Bancorp has experienced continuous growth of deposits, especially in certificates of deposit. Union National Bancorp offers individuals, businesses and non-profit organizations a variety of accounts. These accounts, including checking, savings, money market, and certificates of deposits, are obtained primarily from the communities that Union National Bancorp serves.

     Total deposits were $227,663,277 on March 31, 1999 and $226,337,379 on
December 31, 1998. This represents an increase of $1,325,898 or 5.86% in the first 3 months of 1999. Certificates of deposits, which grew $4.3 million or 5.3%, represents 53.5% of the total deposit portfolio as of March 31, 1999. In addition, checking accounts, money market, an regular savings experienced a decline of 3.3 million or 3.0%. Management continues to develop competitive products and rates to spur continuous growth in core deposits.

SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank and correspondent bank lines.

     Securities sold under agreement to repurchase have averaged $13,239,273 during the first three months of 1999 compared to $18,423,018 at year-end 1998. At March 31, 1999 they totaled $27,782,805, and at year-end 1998, they totaled $13,577,689.

     Union National Bank has borrowed $20,000,000 from the Federal Home Loan Bank. These funds were obtained to promote further growth in the loan and security portfolios. Management believes the spread between the cost of funds on these borrowing and investment return in the loan and securities portfolios will increase Union National Bank's net interest margin.

LIQUIDITY

     Traditionally, Union National Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. Union National Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold are Union National Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, Union National Bank has lines of credit totaling $50 million available from correspondent banks as of March 31, 1999, of which 20 million are already in use.

     On March 31, 1999 securities available for sale and federal funds sold totaled $98,721,984 compared with $84,520,602 on December 31, 1998. These funds averaged $84,845,937 during the three months ended March 31, 1999 and $77,653,773 for the year ended December 31, 1998. Liquidity is also provided by managing the maturity's of loans, securities, and certificates of deposit.

CAPITAL MANAGEMENT

     Union National Bancorp's capital position is presented in the following table:


                                                     March 30,         December 31      For Capital
                                                     1999               1998            Adequacy Purposes
---------------------------------------------------------------------------------------------------------

Tier 1 capital to risk-weighted assets               11.8%             12.1%            4.0%
Total capital to risk-weighted assets                12.8%             13.1%            8.0%
Capital leverage ratio                                7.8%              8.2%            4.0%

NET INTEREST INCOME

         Net interest income is the major component of Union National Bank's earnings, and it consists of the excess of interest income from earning assets less the expense of interest-bearing liabilities. Earning assets are composed primarily of loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of the changes in net interest income. The net interest margin is calculated based on tax-equivalent net interest income (income plus the tax savings from tax-exempt loans and investments) divided by average earning assets and represents Union National Bank's net yield on its earning assets.

     For the first three months, net interest income before provision for loan losses were $2,678,663 in 1999 and $2,595,133 for the same period in 1998. This represents an increase of $83,530 or 3.2% for 1999. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee. Monthly, the committee examines the "gap" and it's assumptions for their validity, and assesses the margins movement relative to these factors. The net interest spread represents the different between the yield on earning assets and the cost of interest bearing liabilities, which declined slightly to 4.25% in the first three months of 1999 from 4.29% at December 31, 1998.


Average Consolidated Balance Sheets      March 31, 1999   December 31, 1998
                                         --------------   -----------------
                                          (Unaudited)
ASSETS
Cash and due from banks                  $   7,345,408    $   6,897,873
Investments                                 97,438,618       82,240,228
Federal funds sold                           8,845,161       13,393,191
Net loans                                  161,540,481      158,383,628
Other assets                                 7,744,502        7,699,302
                                         -------------    -------------
    TOTAL ASSETS                         $ 282,914,170    $ 268,614,222
                                         -------------    -------------
                                         -------------    -------------
LIABILITIES
Deposits                                   224,394,000      214,379,906
Other borrowings                            34,096,391       31,599,533
Other liabilities                            2,045,583        1,469,880
                                         -------------    -------------
    TOTAL LIABILITIES                    $ 260,535,974    $ 247,449,319
                                         -------------    -------------
                                         -------------    -------------
Common stock                                    18,536           17,223
Capital surplus                             13,639,169        9,831,039
Retained earnings                            8,733,371       11,128,727
Accumulated other comprehensive income         (12,880)         187,914
                                         -------------    -------------
    TOTAL CAPITAL                        $  22,378,196    $  21,164,903
                                         -------------    -------------
    TOTAL LIABILITIES & CAPITAL          $ 282,914,170    $ 268,614,222
                                         -------------    -------------
                                         -------------    -------------

NONINTEREST INCOME

     Noninterest income for the first three months of 1999 were $376,267 down $3,724 or 1.0% from $379,991 for the first three months of 1998. Noninterest income is comprised of service charge income and service fees income. The three months ended March 31,1999 service charge income was $268,290 up $13,266 or 5.2% over the same period in 1998 Service fee income for the first three months of 1999 was down $16,990 or 13.5% from $124,967 in 1998 to $107,977 in 1999. The difference was booking of mortgages in house as compared to selling them on the secondary market.


NONINTEREST EXPENSE

     Noninterest expense for the first three months of 1999 was $2,069,624, an increase of $103,657 or 5.3% from $1,965,967 from the same period in 1998. Three major areas make up noninterest expense. These are salaries and benefits, occupancy and equipment, and other expense.

     Salaries and benefits represents the largest portion of these three areas at 55.6% of total noninterest expense. For the first three months of 1999 salaries and benefits increased $62,044 or 5.7% to $1,151,487 from $1,089,443 in the same period of 1998. This increase is in part from hiring technically trained personal to further information technology.

     The second largest portion of noninterest expense is other expense which represents 26.5% of this expense. For the first three months of 1999 other operating expense decreased $26,643 or 4.6% to $548,304 from $574,947 in the same period of 1998. One of the primary reasons for the decrease is related to the reduction and control of non-accrual and delinquent notes and other real estate owned. Expenses relating to impaired assets decreased $32,333 or 68.9% in the first three months of 1999 from $46,963 in the first three months of 1999. Some of this decrease was offset by an increase in computer service fees. Computer service fees is the largest segment of other operating expense. It increased $20,128 or 15.2% in the first three months of 1999 compared to the same period in 1998.

     The final portion of noninterest expense is occupancy and equipment, which makes up 17.9% of total noninterest expense. The largest segment of this portion is depreciation expense which is 55.3% of occupancy and equipment. Depreciation expense increased $49,823 or 32.2% to $204,673 in the first three month of 1999 from $154,850 in the same period of 1998. The addition of the Mount Airy branch facility and an increase in upgraded technology have caused this increase. Management believes that this additional cast will be offset by an increase in asset growth and quality customer service which will generate greater revenues.


YEAR 2000

         Union National Bank continues to address the many aspects of Year 2000 as they relate to the Company. The initial assessments of risk associated with suppliers, service providers, third parties and material commercial customers are completed. Plans call for ongoing communications with these providers and customers over the course of the project to monitor their Year 2000 progress.

         Testing of our mission critical vendors and systems is nearly complete. Fiserv, Incorporated and Information Technology, Incorporated provide the core account software and processing environment used to calculate and process customer transactions. Testing at the Fiserv data center confirmed that this core software successfully processes dates in and beyond the Year 2000. To date, testing of critical production systems located in our facilities confirms that dates in the Year 2000 are processed without complications. Systems with embedded microprocessors, such as elevators and security systems were evaluated and are not impacted by the Year 2000. We are currently upgrading our ATMs and telephone banking system and testing our secondary and support systems. We remain on target to meet the regulator's June 30, 1999 guideline for completion of system tests.

         Management estimates the total project cost to be $85,373. This expense will not have a material impact on future operating results or our financial condition. As of March 31, 1999, we spent $43,695 to evaluate, upgrade and test our systems and to communicate Year 2000 progress to our customers. The project is ongoing and actual results could differ from what has been anticipated.

     One of the most significant risks that we face is the potential for liquidity issues resulting from public panic or Year 2000 related financial difficulties of commercial customers. In anticipation of this possibility, we developed and implemented a comprehensive consumer awareness program that includes:

-        customer and employee educational seminars
-        informational brochures
-        statement inserts
-        posters
-        direct mail pieces

     In addition, we issue a quarterly "Year 2000 Readiness Disclosure" to report our progress to customers. The Year 2000 Readiness Disclosure is available at all of our branch locations. Customers can request the report through our call center and on our web page. Relationship managers meet with material commercial customers to raise awareness and to evaluate the progress of their projects. The Financial Manager and Chief Operating Officer are addressing the potential increase on liquidity demands in our contingency plans.

     Union National Bank is developing contingency plans that outline the steps we will take to restore major bank functions if interruptions should occur. These plans will be tested to verify they provide satisfactory results and maintain adequate service levels for our customers. In addition, we established target dates for mission critical service providers to certify their systems. We will secure alternate providers if current vendors do not adequately meet these target dates.

     Union National Bank's Year 2000 project is on schedule to conclude by July 1, 1999.







PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

                   Letter of intent with Barnes-Bollinger Insurance Services, Inc. is incorporated by reference form Union National Bancorp's Form 8-K, filed with the Commission on February 17, 1999 (Registration No. 0-22523)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc.  (Registrant)


May 3, 1999                By: /s/ Virginia W. Smith
                           -------------------------
                           Virginia W. Smith
                           President and Chief Executive Officer


May 3, 1999                By: /s/ Gabrielle M. Peregoy
                           ----------------------------
                           Gabrielle M. Peregoy
                           Vice President