Form 10-Q
period 1999-06-30
UNION NATIONAL BANCORP INC
filed 1999-08-10
CIK 919871

United States Securities and Exchange Commission Washington, DC 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                            YES {X}  NO {  }

The number of shares of common stock outstanding as of July 14,1999 is 1,935,112 shares.

                                Table Of Contents
                          Union National Bancorp, Inc.


PART  I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheet                                          2
         Consolidated Statement of Income                                    3
         Consolidated Comprehensive Statement of Income                      3
         Consolidated Statement of Cash Flows                                4
         Notes to Consolidated Financial Statements                          5
Item 2. Management's Discussion and Analysis                                 5-10
PART  II - OTHER INFORMATION                                                 11
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

PART 1 FINANCIAL INFORMATION  ITEM 1 FINANCIAL STATEMENTS
UNION NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,                 December 31,
                                                                                        1999                       1998
                                                                                  ------------------         ------------------
ASSETS                                                                               (Unaudited)

Cash and due from banks                                                                 $ 6,922,443                $ 6,867,629
Interest bearing deposits with banks
                                                                                             26,172                    280,817
Federal funds sold
                                                                                          1,328,631                  7,716,140
Investment securities available for sale-at fair value                                   77,731,992                 76,804,462
Investment securities held to maturity-at amortized cost - fair value of
       $28,963,543 (1999) and $22,382,238 (1998)                                         31,630,293                 22,006,195
Loans                                                                                   173,082,281                163,464,538
Less: allowance for credit losses                                                       (1,802,263)                (1,772,895)
                                                                                  ------------------         ------------------
Loans - net                                                                             171,280,018                161,691,643
Premises and equipment
                                                                                          4,189,243                  4,326,226
Accrued interest receivable
                                                                                          1,879,140                  1,699,794
Goodwill
                                                                                          2,196,895                          -
Other assets
                                                                                          3,190,674                  2,520,529
                                                                                  ------------------         ------------------
       TOTAL ASSETS                                                                   $ 300,375,501              $ 283,913,435
                                                                                  ------------------         ------------------
                                                                                  ------------------         ------------------
LIABILITIES
Deposits:
    Noninterest bearing deposits                                                        $27,438,403                $28,247,301
    Interest bearing deposits                                                          $209,179,293                198,090,078
                                                                                  ------------------         ------------------
       TOTAL DEPOSITS                                                                   236,617,696                226,337,379

Short-term borrowings                                                                    17,270,638                 13,577,689
Federal Home Loan Bank Borrowing                                                         20,000,000                 20,000,000
Accrued expenses and other liabilities
                                                                                          1,769,335                  1,761,688
                                                                                  ------------------         ------------------
       TOTAL LIABILITIES                                                                275,657,669                261,676,756
                                                                                  ------------------         ------------------

STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized;
    1,932,629 shares on June 30,1999 1,851,458 shares on
    December 31,1998 issued and outstanding
                                                                                             19,326                     18,514
Capital surplus                                                                          16,578,672                 13,570,913
Accumulated other comprehensive income/(expense)                                        (1,334,147)
                                                                                                                       203,833
Retained earnings
                                                                                          9,453,981                  8,443,419
                                                                                  ------------------         ------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        24,717,832                 22,236,679
                                                                                  ------------------         ------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $300,375,501               $283,913,435
                                                                                  ------------------         ------------------
                                                                                  ------------------         ------------------

UNION NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended                   Six Months Ended
(Unaudited)                                                                June 30,                            June 30,
                                                                   1999               1998              1999              1998
INTEREST INCOME:
   Interest and fees on loans                                    $  3,620,207    $  3,650,614    $  7,119,445    $  7,237,219
   Interest and dividends on investment securities:
      Taxable interest on mortgage backed securities                  846,484         701,788       1,630,693       1,224,811

      Other taxable interest & dividends                              582,315         462,751       1,033,062         977,670

      Nontaxable interest                                             224,532         107,459         447,923         181,464

   Interest on deposits in other banks                                    155             680             525           1,176

   Interest on federal funds sold                                      66,931         173,878         205,550         353,081
                                                                 ------------     -----------     -----------      ----------
      TOTAL INTEREST INCOME                                         5,340,624       5,097,170      10,437,198       9,975,421
                                                                 ------------     -----------     -----------      ----------

INTEREST EXPENSE:
   Interest on deposits:
      Time certificates of deposit of $100,000 and more               221,727         260,564         532,514         535,846

      Other deposits                                                1,831,295       1,791,744       3,529,282       3,512,831
                                                                 ------------     -----------     -----------      ----------
        Total interest on deposits                                  2,053,022       2,052,308       4,061,796       4,048,677

   Interest on short-term borrowings                                  187,090         182,068         313,747         330,807

   Interest on Federal Home Loan Bank borrowings                      285,822         151,681         568,302         289,692
                                                                 ------------     -----------     -----------      ----------
      TOTAL INTEREST EXPENSE                                        2,525,934       2,386,057       4,943,845       4,669,176
                                                                 ------------     -----------     -----------      ----------
Net Interest Income                                                 2,814,690       2,711,113       5,493,353       5,306,245

   Provision for Credit Losses                                         15,000          41,000          74,000         126,000
                                                                 ------------     -----------     -----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES               2,799,690       2,670,113       5,419,353       5,180,245
                                                                 ------------     -----------     -----------      ----------

NONINTEREST INCOME:
   Service charges on deposit accounts                                292,952         270,318         561,242         525,345
   Other service charges                                               58,818          89,313         146,248         188,958
   Insurance service activities                                       114,417                         114,417
   Other income                                                        19,584          10,468          40,131          35,795
                                                                 ------------     -----------     -----------      ----------
      TOTAL NONINTEREST INCOME                                        485,771         370,099         862,038         750,098
                                                                 ------------     -----------     -----------      ----------
NONINTEREST EXPENSES:
   Salaries and employee benefits                                   1,219,009       1,185,148       2,370,497       2,274,591
   Occupancy expense                                                  221,830         206,199         443,279         414,366
   Equipment expenses                                                 173,992          98,971         322,376         192,385
   Other expenses                                                     619,906         583,376       1,161,071       1,161,518
                                                                 ------------     -----------     -----------      ----------
      TOTAL NONINTEREST EXPENSES                                    2,234,737       2,073,694       4,297,223       4,042,860
                                                                 ------------     -----------     -----------      ----------
INCOME BEFORE INCOME TAXES                                          1,050,724         966,518       1,984,168       1,887,483

PROVISION FOR INCOME TAXES                                            292,905         283,572         543,923         571,229
                                                                 ------------     -----------     -----------      ----------
NET INCOME                                                       $    757,819    $    682,946    $  1,440,245    $  1,316,254
                                                                 ------------     -----------     -----------      ----------
                                                                 ------------     -----------     -----------      ----------
BASIC AND DILUTED EARNINGS PER COMMON SHARE                      $       0.45    $       0.41    $       0.86    $       0.79
                                                                 ------------     -----------     -----------      ----------
                                                                 ------------     -----------     -----------      ----------

COMPREHENSIVE STATEMENTS OF INCOME (Unaudited)
Net Income                                                       $    757,819    $    682,946    $  1,440,245    $  1,316,254
OTHER COMPREHENSIVE INCOME/(LOSS), BEFORE TAX:
   Unrealized holding gains/(loss) arising during period           (1,895,716)        (45,203)     (2,505,670)          4,629
   Less: reclassification adjustment for gains
         Included in net income                                             0          21,277               0               0
                                                                 ------------     -----------     -----------      ----------
      Other comprehensive income/(loss), before tax                (1,895,716)        (23,926)     (2,505,670)          4,629
   Income tax (expense) benefit related to items of other
      Comprehensive income                                            732,126          15,369         967,690           1,574
                                                                 ------------     -----------     -----------      ----------
   Other comprehensive income/(loss), net of taxes                 (1,163,590)         (8,557)     (1,537,980)          6,203
                                                                 ------------     -----------     -----------      ----------
COMPREHENSIVE INCOME (LOSS)                                      ($   405,771)   $    674,389    ($    97,735)   $  1,322,457
                                                                 ------------     -----------     -----------      ----------
                                                                 ------------     -----------     -----------      ----------

UNION NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                             Six Months Ending
                                                                                                  June 30,
                                                                                      1999                         1998
                                                                               -------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $1,440,245                   $1,316,253
   Adjustments to reconcile net income to net cash
          Provided by operating activities:
       Provision for credit losses                                                         74,000                      126,000
       Depreciation and amortization                                                      414,090                      323,650
       Deferred income taxes                                                            (967,667)                        6,215
       Net decrease (increase) in accrued interest receivable                           (179,346)                      273,318
       Net increase (decrease) in accrued expenses & other liabilities                      7,647                        8,684
       Other - net                                                                      1,995,442                      446,814
                                                                               -------------------           ------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                     2,784,411                    2,500,934
                                                                               -------------------           ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale securities                                        (18,987,610)                 (41,538,738)
   Purchases of held to maturity securities                                          (10,994,387)                  (7,112,341)
   Proceeds from maturities of available for sale securities                           15,493,390                   26,902,630
   Proceeds from maturities of held to maturity securities                              1,396,637                    2,416,246
   Net increase in loans                                                              (9,662,375)                  (2,980,335)
   Bank premises and equipment acquired                                                 (277,107)                    (299,238)
                                                                                        ---------                    ---------
       NET CASH USED IN INVESTING ACTIVITIES                                         (23,031,452)                 (22,611,776)
                                                                               -------------------           ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                            10,280,316                   13,907,684
   Proceeds from dividend reinvestment plan                                               112,623                      108,845
   Net increase (decrease) in short-term borrowings                                     3,692,949                   10,000,000
   Cash dividends paid                                                                  (426,187)                    (352,213)
                                                                               -------------------           ------------------
                                                                               -------------------           ------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                       13,659,701                   23,664,316
                                                                               -------------------           ------------------
Net Increase (Decrease) In Cash and Cash Equivalents                                  (6,587,340)                    3,553,474
Cash and Cash Equivalents At Beginning Of Year                                         14,864,586                   13,967,953
                                                                               -------------------           ------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $8,277,246                  $17,521,427
                                                                               -------------------           ------------------
                                                                               -------------------           ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                       $4,912,632                   $4,669,176
                                                                               -------------------           ------------------
                                                                               -------------------           ------------------
   Income taxes paid                                                                      544,000                      573,000
                                                                               -------------------           ------------------
                                                                               -------------------           ------------------
NON-CASH INVESTING ACTIVITIES
   Transfer from loans to foreclosed real estate
                                                                                                -                      218,731
   Transfer from available for sale securities
       to held to maturity securities
                                                                                                -
                                                                               -------------------

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

Note 2 - Recent accounting pronouncements: The FASB has issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging" for the year ending on or after June 15, 1999. Union National Bancorp has reviewed this pronouncement and will adopt this standard when it is applicable to its operations as required.

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

         On June 18, 1999, the Company acquired all of the outstanding shares of common stock of Barnes-Bollinger Insurance Services, Inc., for a cash price of approximately $3.0 million. Barnes-Bollinger Insurance Services, Inc., is a local insurance agency in Carroll County. This acquisition was a stock for stock transaction and has been accounted for under the purchase method of accounting and the results of the operations of Barnes-Bollinger have been included in the consolidated financial statements since the date of June 1, 1999. Excess of the purchase price over the fair value of net assets acquired of $2.2 million was recognized as goodwill and is being amortized on a straight-line basis over 25 years. Amortization expense charged to operations for 1999 was approximately $4,863.

              BARNES-BOLLINGER FINANCIALS           JUNE 30, 1999
                                                     (Unaudited)
              ASSETS
              Cash and due from banks                      $257,938
              Premises and equipment                        138,159
              Goodwill                                    2,196,895
              Other assets                                  752,352
                                                            -------
                Total Assets                            $3,345,344
                                                        -----------
                                                        -----------
              LIABILITIES
              Other liabilities                             416,101
                                                        -----------
                 Total                                     $416,101
                                                        -----------
                                                        -----------
                Liabilities
              Capital surplus                             2,895,018
              Retained earnings                              34,225
                                                        -----------
               Total Capital                           $2,929,243
                                                        -----------
                Total Liabilities & Capital             $3,345,344
                                                        -----------
                                                        -----------

              NONINTEREST INCOME:
              Insurance Commissions                       $114,417
                                                          ---------
                Total Income                              $114,417
                                                          ---------
              NONINTEREST EXPENSES:
              Salaries and employee benefits                 62,139
              Occupancy expense                               4,863
              Equipment expenses                              5,970
              Other expenses                                  7,220
                                                              -----
                Total Expense                              $80,192
                                                          ---------
                NET INCOME                                 $34,225
                                                          ---------
                                                          ---------



     Total assets were $300.4 million at June 30, 1999, an increase of $16.5 million or 5.8% over year-end December 31, 1998. The primary funding source for the asset growth is strong growth in investments which was funded from our customers increase in sweep accounts and certificates of deposit. Loan volumes have continued to increase throughout 1999. Additionally, the assets acquired from Barnes-Bollinger are reflected in the asset growth. As demand increases, other funding sources are being explored to sustain this growth. For example, the Bank has taken advantage of competitive rate on borrowings from the Federal Home Loan Bank.

     Net income rose $123,991 or 9.4% in the first six months of 1999 to $1,440,245 from net income of $1,316,254 in the same period of 1998. The annualized return on average assets for the six month period ended June 30, 1999 and 1998 was 1.00% and 1.03%, respectively. The annualized return on average equity was 12.71% for the six months ended June 30, 1999 and was 12.87% for the six months ended June 30, 1998.

SECURITIES PORTFOLIO

     Total holdings in the investment portfolio at June 30, 1999 were $109,362,285 and at year-end 1998 were $98,810,657. In aggregate, investment securities increased $10,551,628 or 10.7% in the first six months of 1999. The investment portfolio is comprises of investment securities available for sale, and investment securities held to maturity. Available for sale represent those securities that management may sell as part of its asset/liability management strategy or that may be sold in response to changing interest rates or liquidity needs. Held to maturity represent securities that are intended to be held until they mature. The total portfolio has a duration of 4.89 years on June 30, 1999. This represents estimates of the actual life on investment instruments.

     Union National Bank formed a passive investment company in June of 1998, Union National Delaware Holding, Inc., (UNDH). First Union is administering general services for Union National Delaware Holding. Union National Bank has in aggregate in its portfolio $42,839,782 as of June 30, 1999. Union National Delaware Holding has in aggregate in its portfolio $66,522,503 as of June 30, 1999. The passive investment company will reduce cost, producing a benefit to Union National Bank's net income.

     The table below presents the securities portfolios mix as June 30, 1999 when compared to year-end 1998.



                                                     Available-for-Sale                         Held-to-Maturity
                                             June 30,1999       December 31,1998       June 30,1999       December 31,1998
                                             ------------       ----------------       ------------       -----------------

U.S. government securities and agencies          $25,498,587           $28,264,301         $10,493,546               $173,592
State & county municipals                            537,500               556,250          18,365,102             17,875,549
Government mortgaged-backed                       47,872,465            44,046,647           2,771,645              3,957,054
Other securities
                                                  3,823,440             3,937,264                   -                      -
                                                -----------           -----------         -----------            -----------
   Total Investment Securities                  $77,731,992           $76,804,462         $31,630,293            $22,006,195
                                                -----------           -----------         -----------            -----------
                                                -----------           -----------         -----------            -----------

LOAN PORTFOLIO

     Total loans outstanding on June 30, 1999 were $173,082,281 and on December 31, 1998 were $163,464,538. The loan portfolio increased $9,617,743 or 5.9% in the first six months of the year. The loan portfolio represented 57.6% of total assets on June 30, 1999 and 57.6% of total assets on December 31, 1998. The table below presents the loan portfolios mix as of June 30, 1999 compared to year ended 1998.


                                                      June 30,1999       December 31,1998
                                                      ------------       ----------------

Construction and land development                          $2,609,526            $4,646,007
Residential real estate - mortgages                        46,259,228            43,044,848
Commercial real estate - mortgages                         67,539,288            66,904,070
Commercial                                                 33,498,665            31,170,049
Consumer                                                   23,439,644            18,020,174
                                                           ----------            ----------
   Gross Loans                                            173,346,351           163,785,148
Net deferred loan fees and cost                             (264,070)             (320,610)
                                                            ---------             ---------
   Total Loans                                            173,082,281           163,464,538
                                                          -----------           -----------
                                                          -----------           -----------


     Union National Bancorp's loan portfolio is comprised of commercial and residential real estate secured loans, commercial loans, and consumer installment loans. Most residential mortgages are held for investment purposes and the majority have a loan to value ratio of less than 80%. For those having a loan to value ratio greater than 80%, Private Mortgage Insurance is required to reduce risk. Union National Bancorp is involved in selling mortgages on the secondary market. Commercial real estate-secured, lines of credit, tax-exempt loans through local municipalities, and demand notes consist of well-seasoned credits and new ventures that are well collateralized. The consumer portfolio is comprised of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately six automobile dealerships and two farm supply equipment dealer. In 1999, the consumer portfolio has increased significantly due to strategies changes in the overall consumer loan area. Better relationships have been established with indirect dealers. Product and price was made to be competitive with our peer banks. Union National Bank's call center activity selling loans on the phone with same day approval. Continued emphasis during the first six months of 1999 has been in home equity loans (fixed term and variable rate lines of credit) which are secured by the borrower's residence. Use of debt to income ratios and recent Credit Bureau scores assist to minimize losses in the consumer portfolio. Union National Bancorp does not engage in foreign lending, and involvement with speculative real estate and land development is minimal. Union National Bancorp strives to meet the needs of the community by lending in it's market area. Management continues to review rates, terms, and alternative opportunities to remain competitive in our market, while continuing to assess credit worthiness and risk.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses on June 30,1999 was $1,802,263 and on December 31, 1998 was $1,772,895. The ratio of allowance to total loans was 1.04% for the first six months of 1999 compared to 1.08% at year-end 1998.


Analysis of the Allowance for Credit Losses
    Description                                                      Amount
Balance at beginning of period 1/1/99                                           $1,772,895
                                                                                ----------
   Loans charged off                                               (68,509)
   Recoveries                                                        23,877
   Provision charged to operating expenses                          74,000
                                                                    ------
Balance at end of period 6/30/99                                                $1,802,263
                                                                                ----------
                                                                                ----------

Net Charge-offs as a percentage of average total loans      First six months           .03%

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

     Total deposits were $236,617,696 on June 30, 1999 and $226,337,379 on
December 31, 1998. This represents an increase of $10,280,317 or 4.54% in the first 6 months of 1999. Certificates of deposits, which grew $5.9 million or 5.0%, represents 49.6% of the total deposit portfolio as of June 30, 1999. In addition, checking accounts, money market, and regular savings experienced an increase of 10.3 million or 9.4%. Management continues to develop competitive products and rates to spur continuous growth in core deposits, as well as relationships.


SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Home Loan Bank and correspondent bank lines.

     Securities sold under agreement to repurchase have averaged $15,627,402 during the first six months of 1999 compared to $18,423,018 at year-end 1998. At June 30, 1999 they totaled $11,270,638, and $13,577,689 at year-end 1998.

     Union National Bank has borrowed $20,000,000 from the Federal Home Loan Bank, and $6,000,000 from correspondent bank line. These funds were obtained to promote further growth in the loan and security portfolios. Management believes the spread between the cost of funds on these borrowing, and investment return in the loan and securities portfolios will increase Union National Bank's net interest margin.

LIQUIDITY

     Traditionally, Union National Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. Union National Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold are Union National Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, Union National Bank has lines of credit totaling $50 million available from correspondent banks as of June 30, 1999, of which 26 million are already in use.

     On June 30, 1999 securities available for sale and federal funds sold totaled $79,060,623 compared with $84,520,602 on December 31, 1998. Liquidity is also provided by managing the maturity's of loans, securities, and certificates of deposit.


CAPITAL MANAGEMENT
     The Company's capital position is presented in the following table:

                                                     June 30,          December 31      For Capital
                                                     1999               1998            Adequacy Purposes
     ----------------------------------------------------------------------------------------------------
Tier 1 capital to risk weighted assets               11.8%             12.1%            4.0%
Total capital to risk weighted assets                12.8%             13.1%            8.0%
Capital leverage ratio                                7.8%              8.2%            4.0%


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

     For the first six months net interest income before provision for loan losses were $5,493,353 in 1999 and $5,306,245 for the same period in 1998. This represents an increase of $187,108 or 3.5% for 1999. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee. Monthly, the committee examines the "gap" and its assumptions for their validity, and assesses the margins movement relative to these factors. The net interest spread, the difference between the yield on earning assets and the cost of interest bearing liabilities, improved slightly to 3.76% in the first six months of 1999 from 3.69% at December 31, 1998.
     For the three months ended June 30, 1999, net interest income before provision for loan losses were $2,814,690 and $2,711,113 for the three months ended June 30, 1998. This is a $103,577 increase or 3.8% for this period.

UNION NATIONAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS                                     June 30, 1999             December 31, 1998
                                                                        -------------             -----------------
                                                                         (Unaudited)
ASSETS
Cash and due from banks                                                      $7,016,851                    $6,897,873
Investments                                                                 103,188,945                    82,240,228
Federal funds sold                                                            7,136,448                    13,393,191
Net loans                                                                   164,294,960                   158,383,628
Other assets                                                                  7,911,507                     7,699,302
                                                                      ------------------        ----------------------
    TOTAL ASSETS                                                           $289,548,711                  $268,614,222
                                                                      ------------------        ----------------------
                                                                      ------------------        ----------------------
LIABILITIES
Deposits                                                                    227,997,940                   214,379,906
Other borrowings                                                             37,068,342                    31,599,533
Other liabilities                                                             1,820,537                     1,469,880
                                                                      ------------------        ----------------------
    TOTAL LIABILITIES                                                      $266,886,819                  $247,449,319
                                                                      ------------------        ----------------------
                                                                      ------------------        ----------------------
Common stock                                                                     18,672                        17,223
Capital surplus                                                              14,055,348                     9,831,039
Retained earnings                                                             8,887,771                    11,128,727
Accumulated other comprehensive income                                        (299,899)                       187,914
                                                                      ------------------        ----------------------
    TOTAL CAPITAL                                                          $22,661,892                   $21,164,903
                                                                           ------------                  -----------
    TOTAL LIABILITIES & CAPITAL                                            $289,548,711                  $268,614,222
                                                                      ------------------        ----------------------
                                                                      ------------------        ----------------------


NONINTEREST INCOME

     Total noninterest income for the first six months of 1999 was $862,038 up $111,940 or 14.9% from $750,098 for the first six months in 1998. Total noninterest income for the three months ended June 30, 1999 and 1998 respectfully were $485,771 and $370,099 an increase of $115,672 or 31.3%. Noninterest income is divided into two areas, service charge income and service fee income. In comparison to 1998 figures, service charges on deposit accounts increases $35,897 in the first half of 1999 and $22,634 for the three months ended June 30th. This increase is as a result of the Bank beginning to charge foreign ATM activity, a practice all other local competitors have been practicing. Additional off sight ATM's further increase noninterest income. The increase in the second quarter in noninterest income is primarily due to insurance service commissions from the Barnes-Bollinger acquisition. Commissions from non-funded mortgages that are sold on the secondary market are down $11,089 in the first half of 1999, and $3,827 for the three months ended June 30, 1999. The mortgage area has focused on portfolio loans in 1999, and as the market warrants Union National Bank will continue to originate loans to sell.

NONINTEREST EXPENSE

      Noninterest expense for the first six months of 1998 was $4,297,223 an increase of $254,363 or 6.3% from $4,042,860 in 1998. Noninterest expense for the three months ended June 30th was $2,234,737 an increase of $161,043 or 7.8% from $2,073,694 for the same time period of 1998. Three major areas that make up noninterest expense are salaries and benefits, occupancy and expense, and other expense. Management has concentrated on reducing noninterest expense while still providing quality products and customer service.

         Salaries and benefits for the first six months of 1999 totaled $2,370,497, up $95,905 or 4.2% from $2,274,592 in the first six months of 1998.
For the three months ended June 30, 1999, salaries and benefits were $1,219,009, up $33,861 or 2.9% from $1,185,148 for the three months ended June 30,1998. Personnel expense, the largest segment of noninterest expense, represented 55.2% of the total for the six months ended June 30, 1999. Management believes that training existing staff in investment service will improve mutual fund and annuities services, and increasing technology will increase efficiency. This has allowed Union National Bank to control personnel expense.

     Occupancy and equipment expenses for the first six months totaled $765,655 in 1999, an increase of $158,904 or 26.2% from $606,751 for the first six months of 1998. For the three months ended June 30,1998, occupancy and equipment was $395,822, up $90,652 or 29.7% from $305,170 for the three months ended June 30, 1990. Depreciation expense represents 53.4% of occupancy and equipment expense. Depreciation expense for the first half of 1999 was $408,848 up $88,848 or 27.8% from $320,000 in the same period on 1998. Additional technology in such areas as telephone banking, debit card services, local area networking / wide area networking communications, and year 2000 upgrades are some of the improvements that have attributed to the depreciation expense increase. It is felt that each of these improvements will add value in asset growth, growth of income, and customer relations.

         Other expense totaled $1,161,071 for the first six months of 1999, a slight decrease of $447 from $1,161,518 for the first six months of 1998. For the three months ended June 30, 1999, other expense was $619,906, up $36,530 or 6.3% from $583,376 for the three months ended June 30,1998. Computer service fees is the largest component of other expense representing 24.7% of the other expense area. Computer service fees remained relatively unchanged in the first half of 1999, it totaled $286,831 up $24,842 or 9.5% from $261,989 for the same period of 1998.

YEAR 2000

Union National Bank continues to address the many aspects of Year 2000 as they relate to the Company. The initial assessments of risk associated with suppliers, service providers, third parties and material commercial customers are complete. Plans call for ongoing communications with these providers and customers over the course of the project to monitor their Year 2000 progress.

Testing of our mission critical vendors and systems is complete. Fiserv, Incorporated and Information Technology, Incorporated provide the core account software and processing environment used to calculate and process customer transactions. Testing at the Fiserv data center confirmed that this core software successfully processes dates in and beyond the Year 2000. Our Diebold and NCR ATMs and the telephone banking systems were upgraded and tested. Testing of other critical systems, such as teller systems and personal computers, confirms that dates in the Year 2000 are processed without complications. Systems with embedded microprocessors, including elevators and security equipment, were evaluated and are not impacted by the Year 2000.

Management estimates the total project will cost $85,373. This expense will not have a material impact on future operating results or our financial condition. As of June 30, 1999, we spent $58,134 to evaluate, upgrade and test our systems and to communicate Year 2000 progress to our customers. The project is ongoing and actual results could differ from what has been anticipated.

One of the most significant risks that we face is the potential for liquidity issues resulting from public panic or Year 2000 related financial difficulties of commercial customers. In anticipation of this possibility, we implemented a comprehensive consumer awareness program that includes:

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

Union National Bank developed contingency plans that outline the steps we will take to restore major bank functions if Year 2000 related interruptions should occur. These plans will be tested at numerous intervals throughout the remainder of the year to verify they provide satisfactory results and maintain adequate service levels for our customers.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         An annual meeting of shareholders was held on Tuesday April 20, 1999. The election of directors and external accounting firm were brought to a vote.
         Vote pertaining to directors was as follows:

                  Wesley D. Blakeslee       Dean H. Griffin           Ethan A. Seidel           Ellen Miller
For               1,494,550                 1,482,711                 1,494,550                 1,491,853
Withheld          2,513                     14,352                    2,513                     5,210

All directors listed above services were retained after the shareholders meeting.

         Vote pertaining to independent auditors was as follows:

                  Keller Bruner & Company, LLP

For               1,502,004
Against           2,150
Abstained         6,900


Item 6. Exhibits and Reports on Form 8-K

(20)     Other documents or statements to security holders

         Entered into a definitive agreement with Barnes-Bollinger Insurance Services, Inc. is incorporated by reference from Union National Bancorp's Form 8-K, file with the Commission on June 1, 1999 (Registration No. 000-22523)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc.  (Registrant)


August 12, 1999            BY: /S/ VIRGINIA W. SMITH
                           -------------------------
                           Virginia W. Smith
                           President and Chief Executive Officer


August 12,1999             BY: /S/ GABRIELLE M. PEREGOY
                           -------------------------
                           Gabrielle M. Peregoy
                           Vice President