Form 10-Q
period 1999-09-30
UNION NATIONAL BANCORP INC
filed 1999-11-12
CIK 919871

United States Securities and Exchange Commission Washington, DC 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER:             000-22523

UNION NATIONAL BANCORP, INC. (Exact name of registrant as specified in its charter)

    Maryland                                         52-0514247
    (State of incorporation)                         (IRS identification number)


    117 East Main Street, Westminster, MD 21157      (410) 848-7200
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

                         YES {X}     NO { }

            The number of shares of common stock outstanding as of October 6,1999 is 1,964,128 shares.

                                Table Of Contents
                          Union National Bancorp, Inc.


PART  I - FINANCIAL INFORMATION
Item 1. Financial Statements
        Consolidated Balance Sheets                                 2
        Consolidated Statements of Income                           3
        Consolidated Comprehensive Statements of Income             4
        Consolidated Statements of Cash Flows                       5
        Notes to Consolidated Financial Statements                  6
Item 2. Management's Discussion and Analysis                        6-11
PART  II - OTHER INFORMATION                                        12
Item 6. Exhibits and Reports on Form 8-K

PART 1 FINANCIAL INFORMATION  ITEM 1 FINANCIAL STATEMENTS
UNION NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                September 30,          December 31,
                                                                                    1999                  1998
                                                                                -------------         -------------
ASSETS                                                                          (Unaudited)
Cash and due from banks                                                         $   5,861,689         $   6,867,629
Interest bearing deposits with banks                                                   10,025               280,817
Federal funds sold                                                                  8,954,643             7,716,140
Investment securities available for sale-at fair value                             74,054,974            76,804,462
Investment securities held to maturity-at amortized cost - fair value of
         $32,089,176 (1999) and $22,382,238 (1998)                                 33,073,384            22,006,195
Loans                                                                             176,294,474           163,464,538
Less: allowance for credit losses                                                  (1,793,456)           (1,772,895)
                                                                                -------------         -------------
Loans - net                                                                       174,501,018           161,691,643
Premises and equipment                                                              4,114,566             4,326,226
Accrued interest receivable                                                         2,152,205             1,699,794
Goodwill                                                                            2,227,499                    --
Other assets                                                                        3,678,746             2,520,529
                                                                                -------------         -------------
         TOTAL ASSETS                                                           $ 308,628,749         $ 283,913,435
                                                                                =============         =============

LIABILITIES
Deposits:
     Non-interest bearing deposits                                              $  23,103,473         $  28,247,301
     Interest bearing deposits                                                  $ 199,680,557           198,090,078
                                                                                -------------         -------------
         TOTAL DEPOSITS                                                           222,784,030           226,337,379

Short-term borrowings                                                              33,764,606            13,577,689
Federal Home Loan Bank Borrowing                                                   25,000,000            20,000,000
Accrued expenses and other liabilities                                              1,828,889             1,761,688
                                                                                -------------         -------------
                                                                                -------------         -------------
         TOTAL LIABILITIES                                                        283,377,525           261,676,756
                                                                                -------------         -------------

STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized;
     1,962,814 shares on September 30,1999 1,851,458 shares on
     December 31,1998 issued and outstanding                                           19,628                18,514
Capital surplus                                                                    16,797,380            13,570,913
Accumulated other comprehensive income/(expense)                                   (1,664,736)              203,833
Retained earnings                                                                  10,098,952             8,443,419
                                                                                -------------         -------------
         TOTAL STOCKHOLDERS' EQUITY                                                25,251,224            22,236,679
                                                                                -------------         -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 308,628,749         $ 283,913,435
                                                                                =============         =============

UNION NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                     September 30,
                                                                    1999              1998             1999              1998
                                                                -----------       -----------       -----------       -----------
INTEREST INCOME:
     Interest and fees on loans                                 $  3,759,510      $  3,698,091      $ 10,878,955      $ 10,935,310
     Interest and dividends on investment securities:
        Taxable interest on mortgage backed securities               822,702           691,000         2,453,395         1,915,811
        Other taxable interest & dividends                           636,631           507,294         1,669,693         1,484,964
        Nontaxable interest                                          224,355           192,550           672,278           374,014
     Interest on deposits in other banks                                 644             1,879             1,169             3,055
     Interest on federal funds sold                                   31,482           172,480           237,032           525,561
                                                                ------------      ------------      ------------      ------------
        TOTAL INTEREST INCOME                                      5,475,324         5,263,294        15,912,522        15,238,715
                                                                ------------      ------------      ------------      ------------
INTEREST EXPENSE:
     Interest on deposits:
        Time certificates of deposit of $100,000 and more            237,024           351,764           769,538           887,610
        Other deposits                                             1,798,356         1,738,880         5,327,638         5,251,711
                                                                ------------      ------------      ------------      ------------
           Total interest on deposits                              2,035,380         2,090,644         6,097,176         6,139,321
     Interest on short-term borrowings                               318,626           267,901           632,373           598,708
     Interest on Federal Home Loan Bank borrowings                   282,682           281,583           850,984           571,275
                                                                ------------      ------------      ------------      ------------
        TOTAL INTEREST EXPENSE                                     2,636,688         2,640,128         7,580,533         7,309,304
                                                                ------------      ------------      ------------      ------------
Net Interest Income                                                2,838,636         2,623,166         8,331,989         7,929,411
     Provision for credit losses                                     105,000            60,000           179,000           186,000
                                                                ------------      ------------      ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES
                                                                   2,733,636         2,563,166         8,152,989         7,743,411
                                                                ------------      ------------      ------------      ------------
NONINTEREST INCOME:
     Service charges on deposit accounts                             343,529           280,999           904,771           806,344
     Other service charges                                            46,701            41,799           192,949           209,480
     Net gain on securities                                               --                --                --            21,281
     Insurance service activities                                    357,374                --           471,791                --
     Other income                                                     12,304            14,002            52,435            49,797
                                                                ------------      ------------      ------------      ------------
        TOTAL NONINTEREST INCOME                                     759,908           336,800         1,621,946         1,086,902
                                                                ------------      ------------      ------------      ------------
NONINTEREST EXPENSES:
     Salaries and employee benefits                                1,343,910         1,174,636         3,714,407         3,449,227
     Occupancy expense                                               227,205           236,878           670,484           651,244
     Equipment expenses                                              209,481           112,277           531,857           304,662
     Other expenses                                                  529,089           572,916         1,690,160         1,734,434
                                                                ------------      ------------      ------------      ------------
        TOTAL NONINTEREST EXPENSES                                 2,309,685         2,096,707         6,606,908         6,139,567
                                                                ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                                         1,183,859           803,259         3,168,027         2,690,746
PROVISION FOR INCOME TAXES                                           308,500           172,042           852,423           743,275
                                                                ------------      ------------      ------------      ------------
NET INCOME                                                      $    875,359      $    631,217      $  2,315,604      $  1,947,471
                                                                ============      ============      ============      ============
BASIC AND DILUTED EARNINGS PER COMMON SHARE                     $       0.45      $       0.34      $       1.18      $       1.05
                                                                ============      ============      ============      ============

COMPREHENSIVE STATEMENTS OF INCOME
(Unaudited)
Net Income                                                      $    875,359      $    631,217      $  2,315,604      $  1,947,471
OTHER COMPREHENSIVE INCOME/(LOSS), BEFORE TAX:
     Unrealized holding gains/(loss) arising during period          (525,073)          175,520        (3,030,743)          158,873
     Less: reclassification adjustment for gains
            included in net income                                        --                --                --            21,281
                                                                ------------      ------------      ------------      ------------
       Other comprehensive income/(loss), before tax                (525,073)          175,520        (3,030,743)          180,154
     Income tax (expense) benefit related to items of other
        comprehensive income                                         194,484           (59,677)        1,162,174           (61,252)
                                                                ------------      ------------      ------------      ------------
     Other comprehensive income/(loss), net of taxes                (330,589)          115,843        (1,868,569)          118,902
                                                                ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME                                            $    544,770      $    747,060      $    447,035      $  2,066,373
                                                                ============      ============      ============      ============

UNION NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 Nine Months Ending
                                                                                     September 30,
                                                                                 1999              1998
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $  2,315,604      $  1,947,471
     Adjustments to reconcile net income to net cash
             provided by operating activities:
         Provisions for credit losses                                             179,000           186,000
         Depreciation and amortization                                            624,036           513,551
         Provision for deferred income taxes                                   (1,179,491)         (132,301)
         Net decrease (increase) in accrued interest receivable                  (452,411)         (116,552)
         Net increase (decrease) in accrued expenses & other liabilities           67,202            29,654
         Other - net                                                            2,104,408           437,561
                                                                             ------------      ------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,658,348         2,865,384
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available for sale securities                               (19,237,610)      (44,853,695)
     Purchases of held to maturity securities                                 (12,994,387)      (11,743,300)
     Proceeds from maturities of available for sale securities                 18,834,672        35,381,100
     Proceeds from maturities of held to maturity securities                    1,953,197         3,357,879
     Proceeds from sale of available for sale securities                               --         4,547,969
                                                                             ------------      ------------
     Net increase in loans                                                    (12,988,376)       (3,980,544)
     Bank premises and equipment acquired                                        (412,376)         (458,644)
                                                                             ------------      ------------
         NET CASH USED IN INVESTING ACTIVITIES                                (24,844,880)      (17,749,235)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                  (3,553,350)        7,880,814
     Proceeds from dividend reinvestment plan                                     169,622           220,660
     Net increase (decrease) in short-term borrowings                          25,186,917        18,779,593
     Cash dividends paid                                                         (654,886)         (537,169)
                                                                             ------------      ------------
         NET CASH PROVIDED BY FINACING ACTIVITIES                              21,148,303        26,343,898
                                                                             ------------      ------------
Net Increase (Decrease) In Cash and Cash Equivalents                              (38,229)       11,460,047
Cash and Cash Equivalents At Beginning Of Year                                 14,864,586        13,967,953
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 14,826,357      $ 25,428,000
                                                                             ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                           $  7,611,232      $  7,288,581
                                                                             ============      ============
     Income taxes paid                                                            812,000           797,000
                                                                             ============      ============
NON CASH INVESTING ACTIVIES
     Purchase of insurance subsidiary                                        $  3,052,772      $         --
                                                                             ============      ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to Union National Bancorp's (`the Company') beliefs, expectations, anticipations and plans regarding, among other things, general economic trends. interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

            Union National Bancorp, Inc. began operations as the parent company of its sole subsidiary, The Union National Bank of Westminster, ("the Bank") in 1994. The Bank has conducted the business of banking since 1816. The Bank is the primary possession of the holding company. Union National Bank provides a full range of banking and certain non-banking services to individuals and businesses. The Banks principal market area includes Carroll County, Maryland and the surrounding regions. The assets and liabilities of the holding company are mainly its investment in Union National Bank. Union National Bancorp's principal source of income is from dividends received from Union National Bank.

            On June 18,1999, Union National Bank acquired all of the outstanding shares of common stock of Barnes-Bollinger Insurance Services, Inc., for a cash price of approximately $3.0 million. Barnes-Bollinger Insurance Services, Inc., is a local insurance agency in Carroll County. This acquisition was a stock for stock transaction and has been accounted for under the purchase method of accounting and the results of the operations of Barnes-Bollinger Insurance Services, Inc., have been included in the consolidated financial statements since the date of June 1, 1999. Excess of the purchase price over fair value of net assets acquired of $2.2 million was recognized as goodwill and is being amortized on a straight-line basis over 25 years. Amortization expense charged for 1999 was approximately $30,101. The effects of the Barnes-Bollinger purchase on the Union National Bancorp's financials are represented in the table below. In addition Union National Bancorp consolidated statement of cash flows and deferred income tax has been impacted by the acquisition.


BARNES-BOLLINGER FINANCIALS                                       SEPTEMBER 30, 1999
                                                                      (Unaudited)
ASSETS
Cash and due from banks                                               $  381,363

Premises and equipment                                                   135,363

Goodwill                                                               2,227,499
Other assets                                                             756,213
                                                                      ----------
      Total Assets                                                    $3,500,438
                                                                      ==========
LIABILITIES
Other liabilities                                                        317,898
                                                                      ----------
      Total Liabilities                                               $  317,898
                                                                      ==========
Capital surplus                                                        3,052,772

Retained earnings                                                        129,768
                                                                      ----------
      Total Capital                                                   $3,182,540
                                                                      ----------
      Total Liabilities & Capital                                     $3,500,438
                                                                      ==========

NONINTEREST INCOME:
Insurance Commissions                                                 $  471,791
                                                                      ----------
                  Total Income                                        $  471,791
                                                                      ----------
NONINTEREST EXPENSES:
Salaries and employee benefits                                           251,391

Occupancy expense                                                         20,453

Equipment expenses                                                        33,904
Other expenses                                                            36,275
                                                                      ----------
                  Total Expense                                       $  342,023
                                                                      ----------
                  NET INCOME                                          $  129,768
                                                                      ==========

      Total assets were $308.6 million at September 30, 1999, an increase of $24.7 million or 8.7% over year-end December 31, 1999. The primary funding source for the asset growth is related to the strong growth in investments from our customers in sweep accounts and certificates of deposit. Loan volumes have continued to increase throughout 1999. Additionally, the assets acquired from Barnes-Bollinger are reflected in the asset growth. As loan demand increases, other funding sources are being explored to sustain this growth. For example, the Bank has taken advantage of competitive rate on borrowings from the Federal Home Loan Bank.

      Net income increased $368,133 or 18.9% in the first nine months of 1999 to $2,315,604 from net income of $1,947,471 in the same period of 1998. The annualized return on average assets for the six month period ended September 30, 1999 and 1998 was 1.05% and .98%, respectively. The annualized return on average equity was 13.09% for the nine months ended September 30, 1999 and was 12.51% for the nine months ended September 30, 1998.

SECURITIES PORTFOLIO

      Total holdings in the investment portfolio at September 30, 1999 were $107,128,358 and at year-end 1998 were $98,810,657. In aggregate, investment securities increased $8,317,701 or 8.4% in the first nine months of 1999. The investment portfolio is comprised of investment securities available for sale, and investment securities held to maturity. Available for sale represent those securities that management may sell as part of its asset/liability management strategy or that may be sold in response to changing interest rates or liquidity needs. Held to maturity represent securities that are intended to be held until they mature. The total portfolio has a duration of 4.8 years on September 30, 1999. This represents estimates of the actual life on investment instruments.

      Union National Bank formed a passive investment company in June of 1998, Union National Delaware Holding, Inc., (UNDH). First Union is administering general services for Union National Delaware Holding. Union National Bank has in aggregate in its portfolio $40,068,657 as of September 30, 1999. Union National Delaware Holding has in aggregate in its portfolio $67,059,701 as of September 30, 1999. The passive investment company has reduced cost, producing a benefit to Union National Bank's net income.

      The table below presents the securities portfolios mix as September 30, 1999 when compared to year-end 1998.

                                                        Available-for-Sale                     Held-to-Maturity
                                               September 30,1999   December 31,1998  September 30,1999   December 31,1998
                                               -----------------   ----------------  -----------------   ----------------
U.S. government securities and obligations
      of U.S. governmental agencies               $23,457,558        $28,264,301        $12,493,645        $   173,592
Obligations of states and political
       subdivisions                                   534,648            556,250         18,359,213         17,875,549
Mortgaged-backed securities                        46,036,106         44,046,647          2,220,526          3,957,054
Equity securities                                   4,026,662          3,937,264                 --                 --
                                                  -----------        -----------        -----------        -----------
   Total Investment Securities                    $74,054,974        $76,804,462        $33,073,384        $22,006,195
                                                  ===========        ===========        ===========        ===========

LOAN PORTFOLIO

      Total loans outstanding on September 30, 1999 were $176,294,474 and on December 31, 1998 were $163,464,538. The loan portfolio has increased $12,829,936 or 7.8% in the first nine months of this year. The loan portfolio represented 57.1% of total assets on September 30, 1999 and 57.6% of total assets on December 31, 1998. The table below presents the loan portfolios mix as of September 30, 1999 compared to year ended 1998.

                                           SEPTEMBER 30,1999     DECEMBER 31,1998
Construction and land development           $   3,894,506         $   4,646,007
Residential real estate - mortgages            49,114,953            43,044,848
Commercial real estate - mortgages             64,674,779            66,904,070
Commercial                                     33,735,627            31,170,049
Consumer                                       25,143,178            18,020,174
                                            -------------         -------------
   Gross Loans                                176,563,043           163,785,148
Net deferred loan fees and cost                  (268,569)             (320,610)
                                            -------------         -------------
   Total Loans                                176,294,474           163,464,538
                                            =============         =============

      Union National Bancorp's loan portfolio is comprised of commercial and residential real estate secured loans, commercial loans, and consumer installment loans. Most residential mortgages are held for investment purposes and the majority has a loan to value ratio of less than 80%. For those mortgages having a loan to value ratio greater than 80%, Private Mortgage Insurance is required to reduce risk. Union National Bancorp is involved in selling mortgages on the secondary market. Commercial real estate-secured, lines of credit, tax-exempt loans through local municipalities, and demand notes consist of well-seasoned credits and new ventures that are well collaterlized. The consumer portfolio is comprised of installment loans for purposes such as vehicle purchases, debt consolidation, home improvement, and indirect auto loans purchased from approximately six automobile dealerships and two farm supply equipment dealers. In 1999, the consumer portfolio has increased dramatically due to strategic changes in the overall consumer loan area. Better relationships have been established with indirect dealers. Product improvements as well as "tiered" pricing has improved our competitive position with peer banks. Union National Bank's call center is actively selling loans on the phone with same day approval. Continued emphasis during the first nine months of 1999 has been in home equity loans (fixed term and variable rate lines of credit) which are secured by the borrower's residence. Use of conservative debt to income and credit scores assist in minimizing losses in the consumer portfolio. Union National Bancorp does not engage in foreign lending, and involvement with speculative real estate and land development is minimal. Union National Bancorp strives to meet the needs of the community by lending in its market area. Management continues to review rates, terms, and alternative opportunities to remain competitive in our market, while continuing to assess credit worthiness and risk.


ALLOWANCE FOR CREDIT LOSSES

      The allowance for credit losses on September 30, 1999 was $1,793,456 and on December 31, 1998 was $1,772,895. The ratio of allowance to total loans was 1.02% for the first nine months of 1999 compared to 1.08% at year-end 1998.

                 Analysis of the Allowance for Credit Losses

                                      Description                                 Amount
Balance at beginning of period 1/1/99                                                             $1,772,895
                                                                                                  ----------
      Loans charged off                                                        (186,440)
      Recoveries                                                                  28,001
      Provision charged to operating expenses                                   179,000
                                                                                -------
Balance at end of period 9/30/99                                                                  $1,793,456
                                                                                                  ==========

Net Charge-offs as a percentage of average total loans                 First Nine months                 .09%

      The methodology used in determining the allowance is calculated quarterly and is applied in accordance with Banking Circular 201. Its assesses risk based on the following categories: (1) levels of and trends in delinquencies and nonaccruals, (2) trends in volume and terms of loans, (3) effects of any change in lending policies and procedures, (4) experience, ability, and depth of lending management and staff, (5) national and local economic trends and conditions, and (6) concentrations of credit that may affect loss experience. In addition, historical loss data is also considered. A "reserve range" is determined from this process. A comparison is then made of the actual allowance balance to the estimated potential loss in the entire portfolio to determine the adequacy of the current reserve as well as a current period provision for credit losses.


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

      Total deposits were $223,111,035 on September 30, 1999 and $226,337,379 on December 31, 1998. This represents an decrease of $3,226,344 or 1.4% in the first nine months of 1999. Certificates of deposit, which grew $5.2 million or 5.3%, represent 46.5% of the total deposit portfolio as of September 30, 1999. In addition, interest bearing checking accounts and IRA (individual retirement accounts) have experienced a small increase throughout 1999. Non-interest bearing checking, money market, and regular saving accounts have declined $9.8 million or 11.1% in the third quarter of 1999. Typically Union National experiences a drop in deposits in the third quarter, but this drop rebounds throughout the fourth quarter. Management continues to develop competitive products and rates to spur continuous growth in core deposits, as well as relationships.

SHORT-TERM BORROWINGS

      Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Home Loan Bank and correspondent bank lines.

      Securities sold under agreement to repurchase have averaged $17,666,802 during the first nine months of 1999 compared to $18,423,018 at year-end 1998. At September 30, 1999 they totaled $33,764,606, and $13,577,689 at year-end 1998.

      Union National Bank has borrowed $25,000,000 from the Federal Home Loan Bank. These funds were obtained to promote further growth in the loan and security portfolios. Management believes the spread between the cost of funds on these borrowings, and investment return in the loan and securities portfolios will increase Union National Bank's net interest income.


LIQUIDITY

      Traditionally, Union National Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. Union National Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold are Union National Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, Union National Bank has lines of credit totaling $50 million available from correspondent banks as of September 30, 1999, of which $25 million are already in use.

      On September 30, 1999 securities available for sale and federal funds sold totaled $83,009,617 compared with $84,520,602 on December 31, 1998. Managing the maturities of loans, securities, and certificates of deposit also provides liquidity.



CAPITAL MANAGEMENT
      The Company's capital position is presented in the following table:

                                                     September 30,           December 31         For Capital
                                                        1999                    1998             Adequacy Purposes
      ------------------------------------------------------------------------------------------------------------
Tier 1 capital to risk-weighted assets                  11.3%                   12.1%               4.0%
Total capital to risk-weighted assets                   12.2%                   13.1%               8.0%
Tier 1capital to average assets                          7.7%                    8.2%               4.0%


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

      For the first nine months, net interest income before provision for loan losses was $8,331,989 in 1999 and $7,929,411 for the same period in 1998. This represents an increase of $402,578 or 5.1% for 1999. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee (ALCO). Monthly, the committee examines the "gap" and its assumptions for their validity, and assesses the margin's movement relative to these factors. The net interest spread, the difference between the yield on earning assets and the cost of interest bearing liabilities, decreased slightly to 3.66% in the first nine months of 1999 from 3.79% at December 31, 1998, but is within guidelines set by the ALCO committee.

      For the nine months ended September 30, 1999, net interest income before provision for loan losses were $2,838,636 and $2,623,166 for the nine months ended September 30, 1998. This is a $215,470 increase or 8.2% for this period.

UNION NATIONAL BANCORP, INC.
AVERAGE CONSOLIDATED BALANCE SHEETS

                                            September 30, 1999    December 31, 1998
                                            ------------------    -----------------
                                               (Unaudited)
ASSETS
Cash and due from banks                       $   7,119,298         $   6,897,873
Investments                                     104,985,586            82,240,228
Federal funds sold                                5,588,289            13,393,191
Net loans                                       167,288,947           158,383,628
Other assets                                      9,297,716             7,699,302
                                              -------------         -------------
     TOTAL ASSETS                             $ 294,279,836         $ 268,614,222
                                              =============         =============
LIABILITIES
Deposits                                        228,319,229           214,379,906
Other borrowings                                 40,518,449            31,599,533
Other liabilities                                 1,856,772             1,469,880
                                              -------------         -------------
     TOTAL LIABILITIES                        $ 270,694,450         $ 247,449,319
                                              =============         =============
Common stock                                         18,962                17,223
Capital surplus                                  14,864,679             9,831,039
Retained earnings                                 9,418,889            11,128,727
Accumulated other comprehensive income             (717,144)              187,914
                                              -------------         -------------
     TOTAL CAPITAL                            $  23,585,386         $  21,164,903
                                              -------------         -------------
     TOTAL LIABILITIES & CAPITAL              $ 294,279,836         $ 268,614,222
                                              =============         =============


NONINTEREST INCOME

      Total noninterest income for the first nine months of 1999 was $1,621,946 up $535,044 or 49.2% from $1,086,902 for the first nine months in 1998. Total noninterest income for the three months ended September 30, 1999 and 1998 respectfully were $759,908 and $336,800 an increase of $423,108 or 125.6%. Noninterest income is divided into two areas, service charge income and service fee income. In comparison to 1998 figures, service charges on deposit accounts increased $98,437 through the third quarter of 1999 and $62,530 for the three months ended September 30th. This increase is do to additional off sight ATM's and foreign ATM activity that has generated $33,897 in additional revenue over the same nine month period in 1998. Service fee income increased $455,260 through the third quarter of 1999, and increased $362,276 for the three months ended September 30, 1999. The increase in the third quarter is primarily due to insurance service commissions from Barnes-Bollinger. Noninterest income from insurance activity is $471,791 for the first nine months of 1999. A strong emphasis on increasing debit card services will help to continue to increase noninterest income. Commissions from non-funded mortgages that are sold on the secondary market are down $15,890 through the third quarter of 1999, and $4,807 for the nine months ended September 30, 1999. The mortgage area has focused on portfolio loans in 1999. Agreements has been signed with various mortgage companies to purchase conforming mortgages. As the market warrants Union National Bank will continue to originate loans to sell, this will further service fee income in the future.

NONINTEREST EXPENSE

      Noninterest expense for the first nine months of 1999 was $6,606,908 a increase of $467,341 or 7.6% from $6,139,567 in 1998. Noninterest expense for the three months ended September 30th was $2,309,685 a increase of $212,978 or 10.2% from $2,096,707 for the same time period of 1998. Three major areas that make up noninterest expense are salaries and benefits, occupancy and expense, and other expense. Management has concentrated on reducing noninterest expense while still providing quality products and customer service.

            Salaries and benefits for the first nine months of 1999 totaled $3,714,407, up $265,180 or 7.7% from $3,449,227 in the first nine months of
1998. For the nine months ended September 30, 1999, salaries and benefits were $1,343,910, up $169,274 or 14.4% from $1,174,636 for the three months ended
September 30,1998. Personnel expense, the largest segment of noninterest expense, represented 56.2% of the total for the nine months ended September 30, 1999. The addition of Barns-Bollinger has increased personnel expense but the efficiency ratio, which is noninterest expense divided by net interest income and noninterest income, has continued to improve to a 66.3% for the first nine months of 1999 from a 68.0% over the same period in 1998. Management believes that training existing staff in investment service will improve mutual fund and annuities services, and increasing technology will increase efficiency. This has allowed Union National Bank to control personnel expense.

      Occupancy and equipment expenses for the first nine months totaled $1,202,341 in 1999, an increase of $246,435 or 25.8% from $955,906 for the first nine months of 1998. For the nine months ended September 30, 1999, occupancy and equipment was $436,686, up $87,531 or 25.1% from $349,155 for the three months ended September 30, 1998. Depreciation expense represents 51.3% of occupancy and equipment expense. Depreciation expense for the first nine months of 1999 was $616,446 up $108,288 or 21.3% from $508,158 in the same period on 1998.
Additional technology in such areas as telephone banking, debit card services, local area networking / wide area networking communications, and year 2000 upgrades are some of the improvements that have attributed to the depreciation expense increase. It is felt that each of these improvements will add value in asset growth, growth of income, and customer relations.

            Other expense totaled $1,690,160 for the first nine months of 1999, a decrease of $44,274 or 2.6% from $1,734,434 for the first nine months of 1998. For the three months ended September 30, 1999, other expense was $529,089, down $43,827 or 7.6% from $572,916 for the nine months ended September 30,1998. Computer service fees are the largest components of other expense. It represents 25.9% of the other expense area. Computer service fee expense has increased $45,670 in the first nine months of 1999 compared to the same period in 1998.


YEAR 2000

            Union National Bank is Y2K ready and confident as we enter the final countdown to the new millennium. All major Year 2000 project phases, including awareness, assessment, renovation, validation and implementation are complete.

            Our mission critical systems are ready. Fiserv, Incorporated and Information Technology, Incorporated provide the core account software and processing environment used to calculate and process customer transactions. Testing at the Fiserv data center confirmed that this core software successfully processes dates in and beyond the Year 2000. Our Diebold and NCR ATMs and the telephone banking systems were upgraded and tested. Testing of other critical systems, such as teller systems and personal computers, confirms that dates in the Year 2000 are processed without complications. Systems with embedded microprocessors, including elevators and security equipment, were evaluated and are not impacted by the Year 2000.

      One of the most significant risks that we face is the potential for liquidity issues resulting from public panic or Year 2000 related financial difficulties of commercial customers. In anticipation of this possibility, we implemented a comprehensive consumer awareness program that includes:

-           customer and employee educational seminars
-           informational brochures and statement inserts
-           newspaper advertisements
-           direct mail to customers and shareholders

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

      Extensive contingency plans are in place to effectively deal with temporary service interruptions. These contingency plans will continue to be challenged through vigorous testing to ensure they provide the highest service levels for our customers.

      Management estimates the total project will cost $85,373. This expense will not have a material impact on future operating results or our financial condition. As of September 30, 1999, we spent $ 61,050 to evaluate, upgrade and test our systems and to communicate Year 2000 progress to our customers. The project is ongoing and actual results could differ from what has been anticipated.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) there have been no reports on form 8-K filed by the company during the quarter for which this report id filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc.  (Registrant)


November 10, 1999                   By: /s/ Virginia W. Smith
                                    ----------------------------------------
                                    Virginia W. Smith
                                    President and Chief Executive Officer


November 10,1999                    By: /s/ Gabrielle M. Peregoy
                                    ----------------------------------------
                                    Gabrielle M. Peregoy
                                    Vice President