Form 10-K405
period 1999-12-31
UNION NATIONAL BANCORP INC
filed 2000-03-29
CIK 919871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
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

         Securities Registered Pursuant to Section 12(b) of the Act:

                  None.

         Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Stock.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                            YES [X]  NO [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statement incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ X ]

         The aggregate market value of common stock of Union National Bancorp as February 5, 2000 is $55,601,544.

         As of February 5, 2000, Union National Bancorp had 1,965,349 shares of common stock outstanding, par value $.01.

Documents Incorporated by Reference

         Portions of the Union National Bancorp Inc. 1999 Annual Stockholders Report for the year ended December 31, 1999, Parts II and IV

PART I

ITEM 1. BUSINESS

GENERAL

         Union National Bancorp, Inc. was incorporated under the laws of the State of Maryland on January 19, 1994, and is a one-bank holding company headquartered in Westminster, Maryland.

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

         Union National Bank has nine full service banking offices in Carroll County, four of which are located in Westminster, one in Finksburg, one in Hampstead, one in Eldersburg, one in Sykesville, and one in Mount Airy. Union National Bank also has one loan production office, which is located in the same building as Union National Bank's office headquarters in Westminster, Maryland. Union National Bank through its affiliate Barnes-Bollinger Insurance Services, Inc., offers a full line of insurance products.

LENDING, DEPOSIT AND INVESTMENT ACTIVITIES

         LENDING ACTIVITIES. Union National Bank provides a full range of commercial and consumer loan products designed to meet the borrowing needs of businesses and consumers in our market. The majority of loans are to customers serviced by our nine branch locations in Carroll County. Union National Bank conducts lending related activities pursuant to credit policies, lending guidelines and a structured loan approval process adopted by its Board of Directors. Union National Bank's credit policies establish broad parameters that reflect the Board's appetite for risk and how that risk should be managed; its lending guidelines provide the specific parameters used in the underwriting process for individual loans. Commercial loans are approved under a system of dual credit authority up to designated limits with committee approval required on larger loans. Residential and consumer loans are approved under designated single authorities with higher authority required on exceptions. Union National Bank has no foreign loans or highly leveraged transactions as defined by the Federal Reserve Board. Union National Bank has limited purchases of loans originated by other banks. Union National Bank has an extensive management information system and credit review process for monitoring compliance with credit processes and the quality of the loan portfolio.

         Commercial loans offered by Union National Bank include (i) seasonal lines of credit, (ii) revolving credit facilities including floor plan facilities, (iii) real estate construction and mortgage loans, (iv) term loans,
(v) residential builder lines and (vi) SBA-guaranteed loans. Seasonal lines of credit provide funds for temporary fluctuations in working assets and are committed for periods of one year while revolving credit facilities provide permanent working capital for periods up to three years. Real estate construction and mortgage loans provide funding for the construction and permanent financing for a variety of investment and owner occupied commercial properties. These facilities are generally written for a term not to exceed seven years based on an amortization period of 20 years. Term loans provide funds for equipment purchases and permanent working capital for a term and amortization generally not to exceed seven years. Builder lines are tailored credit facilities for residential builders. Union National Bank's market consists mostly of owner managed business, and the personal guarantees of the principals of those businesses are generally required. An experienced credit analysis and extensive underwriting process coupled with a well defined risk management program and early recognition of deteriorating credits minimizes any potential for losses. Union National Bank employs three full-time commercial relationship managers supported by an experienced credit staff.

         Consumer loans offered by Union National Bank include (i) residential real estate loans, (ii) personal lines of credit, (iii) installment loans and
(iv) term and revolving home equity loans.

         Residential mortgage products include adjustable rate, balloon and fixed rate loans secured by a first lien on residential property. The majority of loans are underwritten for sale in the secondary market and comply with investor guidelines published by organizations such as FNMA and FREDDIE MAC. The largest segment of Union National Bank's consumer installment loan portfolio is secured by automobiles and includes indirect lending through selected auto dealers. Credit scores and debt service coverage are the major components impacting installment loan decisions. Home equity products include both fixed term loans and revolving lines of credit. A variety of structures are available based on credit scores, debt service coverage and the loan to value.

         DEPOSIT ACTIVITIES. Union National Bank also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including (i) commercial checking and small business checking products, (ii) trust and cash management services, (iii) retirement accounts such as Individual Retirement Accounts ("IRA") and Simplified Employee Pension accounts, retail deposit services such as certificates of deposit, money market, savings accounts, checking account products and Automated Teller Machines ("ATM"), Point of Sale and other electronic services, and (iv) other personal miscellaneous services such as safe deposit boxes, foreign draft, foreign currency exchanges, night depository services, travelers checks, merchant credit cards, debit card services, direct deposit of payroll, U.S. savings bonds, official bank checks and money orders. Union National Bank now provides 24-hour access to customer information through its automated voice response system. This system provides customers with balances, recent transactions, pending transactions, the ability to transfer funds between accounts, and receive facsimile statements. Union National Bank offers credit cards and a full range of trust services through one of its correspondent banking relationships.

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

         INVESTMENT PORTFOLIO ACTIVITIES. Union National Bank's investment portfolio has several objectives. A key objective is to provide a balance in Union National Bank's asset mix of loans and investments that is consistent with its liability structure, and to assist in management of interest rate risk. The investments augment Union National Bank's capital position in the risk based capital formula, providing the necessary liquidity to meet fluctuations in credit demands of the community and fluctuations in deposit levels. In view of the above objectives, the portfolio is treated conservatively by management, and only securities that pass conservative investment criteria are purchased. Union National Bank does not engage in any derivatives trading. The portfolio will commonly fluctuate between 30% and 40% of Union National Bank's assets. In May of 1998 Union National Bank formed a passive investment company in Wilmington Delaware, Union National Delaware Holdings, Incorporated. Union National Delaware Holdings is administered by Delaware Trust Capital Management, a subsidiary of First Union. As of December 31,1999, 61% of the total security portfolio was at Union National Delaware Holdings.

         ADDITIONAL ACTIVITIES. Union National Bank provides its customers with access to investment products through a third party vendor, PrimeVest Financial Services, Inc., which offers annuities and mutual fund products and is based in Minnesota. Union National Bank's wholly owned subsidiary, Barnes-Bollinger Insurance Services, Inc., offers a full range of business, personal, life, group medical, disability, and long term care insurance products.

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

         Union National Bank does not maintain data concerning its competitive position within its market area. Occasionally, limited market share data is produced by third parties. According to a 1999 publication by the FDIC, at June 30, 1999, Union National Bank had 13.62% market share of deposits held by the Carroll County branches of banks, savings associations, and credit unions. Only one other institution had larger deposit market share (26.04%) for their Carroll County branches.

         Financial institutions compete generally on the basis of rate and service. In its lending business, Union National Bank is subject to increasing competition from consumer finance companies.

RECENT DEVELOPMENTS

         While Union National Bank will seek to remain competitive with the interest rate that it charges on loans and offers on deposits, Union National Bank believes that its success has been and will continue to be due to its emphasis on its community banking, customer service and relationships. With the continuing consolidation in the banking industry, particularly in Union National Bank's markets, Union National Bancorp has entered into a definitive agreement to the merger of Union National Bancorp with Mercantile Bankshares Corporation, and, immediately thereafter, be merged with and into Mercantile Bankshares Corporation (Nasdaq: MRBK). The agreement provides for the merger of Union National Bank with Westminster Bank and Trust Company, a wholly owned subsidiary of Mercantile Bankshares Corporation. Management of Union National Bancorp believes it can utilize this opportunity to establish a greater local presence in the Carroll County area while still providing community-banking services.

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

         Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of Union National Bancorp causes a loss to FDIC, other insured subsidiaries of Union National Bancorp could be required to compensate FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

         STATE BANKING HOLDING COMPANY REGULATIONS. As a Maryland bank holding company, Union National Bancorp is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law above. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial Regulation (the "Commissioner"). Also, a bank holding company and its Maryland State chartered bank or trust company cannot directly or indirectly acquire banking or non-banking subsidiaries or affiliates until the bank or trust company receives the approval of the Commissioner.

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

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), described in more detail below, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. An institution, which fails to meet those standards, may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Union National Bancorp, on behalf of Union National Bank, believes that it meets substantially all standards that have been adopted. FDICIA also imposed new capital standards on insured depository institutions.

         Before establishing new branch offices, Union National Bank must meet certain minimum capital stock and surplus requirements and Union National Bank must obtain OCC approval.

         DEPOSIT INSURANCE. As a FDIC member institution, Union National Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

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

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum to Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital, include, common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of federal banking agencies. Banks and bank holding companies subject to the risk based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31,1999 Union National Bank's ratio of Tier 1 to risk-weighted assets stood at 13.0% and its ratio of total capital to risk weighted assets stood at 14.0%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3%. As of December 31, 1999, Union National Bank's leverage capital ratio was 8.6%

         In August, 1995 and May, 1996 the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of each bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management included a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. Union National Bank has internal interest rate risk models that are used to measure and monitor interest rate risk. Additionally, the regulatory agencies have been assessing interest rate risk on an informal basis for several years. For these reasons, Union National Bancorp does not expect the addition of interest rate risk evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for Union National Bank.

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

Such a change could affect the ability of Union National Bank to grow and could restrict the amount of profits, if any, available for payment of dividends to Union National Bancorp.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of FDIC insurance funds and the implementation of risk-based premiums. See "Deposit Insurance."

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

         FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

         INTERSTATE BANKING LEGISLATION. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated effective on September 29, 1995. The law also permits interstate branching by banks effective as of June 1,1997, subject to the ability of the state to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995.

         FINANCIAL MODERNIZATION. In November, 1999, the Gramm-Leach-Bliley Act ("GLB") was signed into law. Effective in pertinent part on March 11, 2000, GLB revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured financial institution. Under GLB, bank holding companies, such as Union National Bancorp, can elect, subject to certain qualifications, to become a "financial holding company." GLB provides that a financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. GLB also permits certain qualified national bank subsidiaries to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking.

         NASDAQ SMALLCAP MARKET REQUIREMENTS. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market and The SmallCap Market. The Nasdaq stock market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. Companies who publicly trade stock on the Nasdaq SmallCap market are required to submit certain financial documents, in conjunction with forms required by regulatory authorities. All reports and other documents must be provided to Nasdaq on or before the date they are required to be filed with the Securities Exchange Commission or another regulatory authority. Any company listing on Nasdaq SmallCap Market must meet minimum financial qualification and must continue to meet financial qualifications to maintain its listing. The Nasdaq Stock Market also requires listing companies meet certain standards of corporate governance.

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

EMPLOYEES

         As of December 31,1999, Union National Bank had the equivalent of 118 full-time employees.

ITEM 2. PROPERTIES

         Union National Bank owns the following properties:

         OFFICES                       LOCATION           ADDITIONAL SERVICES
  --------------------        ---------------------       ---------------------

Corporate Headquarters        117 East Main Street
                              Westminster, MD 21157

Loan Operations               118 East Main Street
                              Westminster, MD 21157

East Main Street              111 East Main Street            Drive-Up Window
                              Westminster, MD 21157           Automatic Teller
                                                              Machine

Sykesville                    7564 Main Street                Automatic Teller
                                                              Machine
                              Sykesville, MD 21784

         Union National Bank leases the following properties:

         BRANCH                  LOCATION                  ADDITIONAL SERVICES
-----------------------     --------------------          ---------------------

West Main Street            132 West Main Street              Drive-Up Window
                            Westminster, MD 21157             Automatic Teller
                                                              Machine

Finksburg                   2926 Baltimore Blvd.             Drive-Up Window
                            Finksburg, MD 21048              Automatic Telle
                                                             Machine

140 Village                 588 Baltimore Blvd.              Drive-Up Window
                            140 Village Shopping Center      Automatic Teller
                            Westminster, MD 21157            Machine

Eldersburg                  5420 Klee Mill Road              Drive-Up Window
                            Eldersburg, MD 21784             Automatic Teller
                                                             Machine

Hampstead                   1631 North Main Street           Drive-Up Window
                            Hampstead, MD 21102              Automatic Teller
                                                             Machine

Cranberry                   400 North Center Street
                            Westminster, MD 21157            Automatic Teller
                            (within shopping mall)           Machine

Mount Airy                  400 E. Ridgeville Blvd.          Drive-Up Window
                            Mt. Airy, MD 21771               Automatic Teller
                                                             Machine

         REMOTE ATM                         LOCATION
 -----------------------------       -----------------------

Eagle Oil                           8 Sullivan Rd.
Westminster Exxon                   Westminster, MD 21157

Eagle Oil                           822 South Main St.
Hampstead Exxon                     Hampstead, MD 21074

Eagle Oil                            251 E. Baltimore Ave.
Taneytown Exxon                     Taneytown, MD 21787

Carroll Community College           1601 Washington Rd.
                                    Westminster, MD 21157

Emmitsburg Exxon                    110 Silo Hill Rd.
                                    Emmitsburg, MD 21727

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters that were submitted to a vote of the security holders during the fourth quarter of 1999.

         Due to the proposed merger of Union National Bancorp with Mercantile Bankshares Corporation, the Annual Meeting of Stockholders, originally scheduled for April 18, 2000, has been postponed. It is anticipated that the next stockholders' meeting will be held on a date in late spring or early summer of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
  MATTERS

         Union National Bancorp has been traded publicly on the Nasdaq Small Cap Market as of April, 1998. It is listed under the trading symbol UNNL. The low and high ranges presented in the table below prior to this date are based on trades reported through the over the counter bulletin board. Since this date, price information is reflected of actual sale price quoted on the Nasdaq SmallCap Market. On January 27, 1998, Union National Bancorp's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, thereby increasing the number of shares authorized on that date to 1,674,870, and in September, 1998 authorized a 10% stock dividend. The following table reflects stock prices for Union National Bancorp's shares to the extent such information is available, and dividends declared with respect thereto during the preceding two years. The number of common shares and per share amounts have been restated to reflect the stock split and 10% stock dividend.



                             1999                               1998                           1997
                 --------------------------------  --------------------------------  --------------------------------
                       Price Range     Dividends          Price Range    Dividends          Price Range    Dividends
                 --------------------              ---------------------             ---------------------
                       Low      High    Declared         Low       High   Declared         Low       High   Declared
--------------------------------------------------------------------------------------------------------------------


1st Quarter         $29.50    $38.50      $0.110      $16.82     $22.75     $0.091      $14.55     $16.82     $0.068
2nd Quarter          26.25     32.75       0.115       19.09      30.45      0.095       15.00      16.93      0.073
3rd Quarter          26.00     28.50       0.115       25.45      28.18      0.100       15.11      16.82      0.082
4th Quarter          27.00     29.25       0.120       29.00      32.00      0.110       15.11      17.27      0.086




         As of February 5, 2000, the approximate number of holders of record of Union National Bancorp's shares was 451. At such date, 1,965,349 shares were outstanding. Dividends are paid quarterly.

         LIMITS ON DIVIDENDS AND OTHER PAYMENTS. Union National Bancorp's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, Union National Bank. Federal laws impose restrictions on the ability of Union National Bancorp to pay dividends. Federal Reserve Board has issued a policy statement that provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. The National Bank Act prohibits a national bank from paying a dividend greater than the bank's undivided profits. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations of the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

ITEM 6. SELECTED FINANCIAL DATA.

         Union National Bancorp's 1999 Annual Stockholders Report, attached hereto as Exhibit 13, is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

         Union National Bancorp's 1999 Annual Stockholders Report, attached hereto as Exhibit 13, is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Union National Bancorp's 1999 Annual Stockholders Report, attached hereto as Exhibit 13, is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Union National Bancorp's 1999 Annual Stockholders Report, attached hereto as Exhibit 13, is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WESLEY D. BLAKESLEE, 52, a director since 1988, is an attorney in private practice in Westminster, Maryland. He is a member of the Carroll County and Maryland Bar Associations. He is also President of Will Plan Corporation.

DAVID L. BRAUNING, SR., 62, a director since 1988, is a longtime representative of Nationwide Insurance located in Finksburg, Maryland. Mr. Brauning is a member of the Board of the Maryland State Fair. He has been active in local 4H Club activities, and serves on the Maryland State Appraisers Commission.

ROBERT L. BULLOCK, 63, a director since 1983, is the owner of Bullock's Country Meats in Smallwood, Maryland. He is a longtime member of Hoffman Home in Gettysburg, Pennsylvania and serves on the Board of Governors of the Carroll County Farm Museum.

DONALD C. ESSICH, 67, a director since 1983, is Vice Chairman of the Board of Union National Bank and Union National Bancorp. He is currently involved in real estate development. He is retired from actively farming, continuing to be involved in agriculture related and community organizations. He is a Past President of the Carroll County Farm Bureau.

DEAN H. GRIFFIN, M.D., 65, a director since 1984, is a family practice medical doctor in Westminster, Maryland. He serves as a Board of Director of Maryland Family Health Foundation.

BERNARD L. JONES, SR., 58, a director since 1991, is a senior engineer/systems technologist for BAE Systems in Rockville, Maryland. Mr. Jones is the President of HOPE, Inc., a local developer of low cost housing. Mr. Jones is a director for the Maryland Affordable Housing Trust.

WILLIAM R. KLINGER, 44, a director since 1988, is the owner and general manager of Star Vending Service. Prior to starting his own business, Mr. Klinger was a sales manager for Mid-Atlantic Coca-Cola Company and Vice President of Westminster Coca-Cola Bottling Company.

K. WAYNE LOCKARD, 66, a director since 1973, is the Chairman of the Board of Union National Bank and Union National Bancorp. He is a self employed real estate consultant and partner in "Lockard Properties", developers and investors of commercial and residential real estate. He actively serves on numerous Boards, and on committees at Carroll County General Hospital, and he is a member of the Board of Trustees of Lancaster Theological Seminary.

ELLEN MILLER, 52, a director since 1995, is Assistant Secretary for Employment & Training for the Maryland Department of Labor, Licensing & Regulation. Prior to joining the State Department, she was the Director of Business and Industry Training at Carroll Community College in Westminster, and owned and operated her own small business. Mrs. Miller is active in numerous non-profit organizations.

ROBERT T. SCOTT D.D.S., 56, a director since 1990, is an orthodontist practicing as Senior Partner of Scott, Lawyer & Lu Orthodontics, LLC with offices throughout Carroll County. His family is developing Manchester Manor, an independent living community. He is also a member of the Carroll County Economic Development Committee and a member of the Westminster Rotary Club.

ETHAN A. SEIDEL, 57, a director since 1995, is the Vice President of Administration and Finance at Western Maryland College. Dr. Seidel also teaches economics at the college. He has received numerous awards for teaching excellence and has been very instrumental in the success of the Junior Achievement Economics Program.

VIRGINIA W. SMITH, 50, a director since 1996, was elected President and Chief Executive Officer of Union National Bancorp and of Union National Bank on January 12, 1996. She served as Executive Vice President of Union National Bank from August 1995 to January 1996. Prior to joining Union National Bank she had 12 years experience as a Senior Executive for Bank of Baltimore and Signet. She is President of the Carroll County General Hospital Foundation Board, Vice Chairman of Carroll County United Way Partnership and serves on the Board of Directors of the Baltimore Branch of the Federal Reserve Bank.

LARRY A. VAN SANT, SR., 47, a director since 1998, is President and owner of Van Sant Plumbing & Heating, Inc. in Mount Airy, Maryland. Mr. Van Sant currently serves on the Board of Trustees of Frederick Memorial Hospital. He is a member of the Mt. Airy Rotary Club and various trade associations related to his business.

KENNETH B. WRIGHT, 57, a director since 1986, is the owner and President of Towne Pride Interiors in Hampstead, Maryland. Mr. Wright has served on the Carroll County Chamber of Commerce, has been a board member of the Carroll County YMCA, Hampstead Business Association and various trade associations related to his business.

GABRIELLE M. PEREGOY, 42, has been Treasurer of Union National Bancorp since August 1997 and Vice President of Union National Bank since April 1997. Mrs. Peregoy oversees all financial aspects of Union National Bancorp: accounting, tax liabilities and investments. Mrs. Peregoy joined Union National Bank in 1984 as Administrative Assistant, promoted to Investment Manager in 1993 and promoted to Funds Manager in 1996.

DENISE L. BAKER, 46, has been Secretary to Union National Bancorp since 1994 and Vice President of Union National Bancorp since April 1997. Cashier and Secretary to the Board of Directors of Union National Bank since 1989. Mrs. Baker has held numerous positions with Union National Bank since she joined Union National Bank in 1972.

STEVEN L WANTZ, 41, has been Senior Vice President and Chief Operating Officer of Union National Bank since April 1997. Mr. Wantz joined Union National Bank in 1976 and held the position of Auditor from 1978 to 1985 when he was promoted to Officer in Charge of Operations and currently oversees all aspects of operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Union National Bancorp's directors, executive officers and persons who own more than ten percent of Union National Bancorp's Common Stock to file monthly and annual reports of ownership and changes in ownership of their shares with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc with a copy to Union National Bancorp. To Union National Bancorp's knowledge, based solely on review of the copies of such reports furnished to Union National Bancorp, all Section 16 filing requirements applicable to Union National Bancorp's executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides certain information concerning compensation of Union National Bancorp's Chief Executive Officer and other executive officers who earned more than $100,000 in the fiscal year ended December 31, 1999.



                           Summary Compensation Table

                             ANNUAL COMPENSATION                       LONG-TERM COMPENSATION AWARDS
                             ------------------                        -----------------------------
                                                      Other Annual          Securities
NAME & PRINCIPAL POSITION   YEAR        SALARY       COMPENSATION(1)     UNDERLYING OPTIONS
------------------------    ----        ------       --------------      ------------------

Virginia W. Smith           1999      153,587.00       18,677.45                     0
President and Chief
Executive Officer           1998      144,487.00       18,677.51                   825

                            1997      137,100.00       17,255.00                 9,240  (2)




(1) For 1999, includes automobile allowance of $7,199.92, deferred director fees of $7,200.00 and matching contributions by Union National Bank under the Employee Savings & Benefit Plan. For 1998, includes automobile allowance of $7,199.92, deferred director fees of $7,200.00 and matching contributions by Union National Bank under the Employee Savings & Benefit Plan. For 1997, includes automobile allowance of $7,199.92, deferred director fees of $6,000 and matching contributions by Union National Bank under the Employee Savings & Benefit Plan.

(2) Share amounts have been adjusted to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend declared on January 27, 1998 and 10% stock dividend declared on September 22, 1998.

STOCK OPTIONS

         No stock options were granted to the President and Chief Executive Officer of Union National Bancorp. The following table sets forth information regarding stock options exercises and values during 1999.



               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       OPTION VALUES AT DECEMBER 31, 1999
                       ----------------------------------


                                                                                       VALUE OF UNEXERCISED
                  SHARES ACQUIRED                    NUMBER OF SECURITIES UNDERLYING IN-THE-MONEY
NAME              ON EXERCISE       VALUE REALIZED   UNEXERCISED OPTIONS AT 12-31-99 OPTIONS AT 12-31-99
----               ----------       -------------    ---------------------------------------------------
                                                     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                     -----------   -------------   -----------   ------------
Virginia W. Smith       -0-           -0-                3861          6204         29,235.36     43,853.04



PENSION PLAN & THRIFT PLAN

         Employee benefits are administered through plans sponsored by Union National Bank rather than Union National Bancorp. Union National Bank sponsors a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the employee's compensation. Union National Bank's funding strategy has been to contribute the maximum amount deductible for income tax purposes. Contributions provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Net pension cost for 1999, 1998 and 1997 includes the following components:



                                                            1999                1998              1997
                                                            ----                ----              ----

Service cost-benefits earned during the year             $105,323             $72,280            $83,251
Interest cost on projected benefit obligation              70,736              60,149             65,815
Less: Actual return on plan assets                       (126,069)            (50,921)           (93,269
Net amortization and deferral                              67,254              10,982             61,321
                                                           ------              ------             ------
                                                         $117,244             $92,490           $117,118
Additional expense related to settlement of
pension obligations                                           ---                 ---             88,718
                                                                              --------          --------
Net pension cost                                         $117,244             $92,490           $205,836




         During 1997, Union National Bank's defined benefit pension plan made lump sum payments to plan participants which met the criteria for a settlement of pension obligations as defined in SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits". This settlement resulted in additional pension expense of $88,718 for the year ended December 31, 1997.

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% for 1999, 7.50% for 1998 & 1997. The expected long-term rate of return on assets was 7.50% for 1999, 1998 and 1997.

         Union National Bank has an Employee Savings and Investment Plan, 401(k), in which substantially all employees are eligible to participate. Under the terms of the Plan, Union National Bank may match employee contributions up to 6% of compensation. Union National Bank's contributions to the Plan were $76,457 for 1999, $79,388 for 1998 and $62,564 for 1997.

         Union National Bank had also made agreements with certain officers to provide additional retirement benefits under a Supplemental Executive Retirement Plan. This program was designed to, when combined with

Social Security and Union National Bank's defined benefit plan, give those officers covered approximately 60% of final salary. The plan is unfunded so that amounts payable represent unsecured liabilities of Union National Bank, subject to claims of secured creditors. At this time the plan is no longer actively offered and the single remaining participant in the plan has retired and begun receiving benefits. The amount included in operating expenses was $12,187 for 1999, $12,884 for 1998 and ($9,754) for 1997.

COMPENSATION OF DIRECTORS

         Directors of Union National Bancorp do not receive compensation in that capacity. However, as directors of Union National Bank they receive compensation for serving on the Board of Directors in the following amounts: $1,000 per month for the Chairman of the Board, $700 per month for the Vice Chairman of the Board, and $600 per month for all other directors. In addition, all directors of Union National Bank receive $100 for each special meeting of the Board of Directors which they attend. During 1992 Union National Bank entered into an agreement with members of its Board of Directors to allow director fees to be deferred until retirement. The director may defer a portion or all of their fee until retirement. Those fees deferred will be paid either in a lump sum or over a pre-determined period of up to fifteen years at retirement or separation from Union National Bancorp.

EMPLOYMENT CONTRACT

         Virginia W. Smith entered into an employment contract with Union National Bank effective August 9, 1995 ("Employment Contract") by which she was made Executive Vice President of Union National Bank. Ms. Smith became President of Union National Bank on January 12, 1996. Under the Employment Contract, her term as President is for one year, which term and the Employment Contract are automatically renewed each year unless either party provides 120 days advance notice to the contrary. The Employment Contract further provides that if Ms. Smith's employment is terminated for a reason other than for cause, she will be paid her then-current salary and benefits for 12 months thereafter ("Severance Pay"). In addition, if following a merger or other corporate reorganization in which Union National Bank is not the survivor, Ms. Smith's duties and authorities are diminished or her salary is decreased or she is forced to relocate, Ms. Smith can make a claim for Severance Pay. If Union National Bank disagrees that Severance Pay is owing, the dispute is subject to binding arbitration.

KEY EMPLOYEE RETENTION PLAN

         In December 1997 Union National Bank adopted a Key Employee Retention Plan to provide incentives to attract and retain key employees. The plan is administered by the board of directors and is subject to the provisions of the plan and applicable law. Participation in the plan is restricted to key employees and approved by the board of directors. The plan provides severance benefits in the event a participant's employment is terminated as a result of a change of control of Union National Bancorp. The plan generally defines change of control as a change of beneficial ownership of 50% or more of Union National Bancorp's common stock. The plan provides that participants may receive from a minimum of 3 months base salary to a maximum of 30 months based on level in the organization and years of service. Severance payments will be reduced by any amounts granted under any other contract with Union National Bancorp. Severance will also be adjusted based on any amount received from other employment during the severance period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Management Oversight Committee of the Board of Directors serves as compensation committee of Union National Bancorp and Union National Bank. The current members of the Management Oversight Committee in 1999 were Virginia W. Smith, Donald C. Essich, K. Wayne Lockard, Ethan A. Seidel, Kenneth B. Wright, David L. Brauning and Dean H. Griffin. Ms. Smith is the current CEO and President of Union National Bancorp and Union National Bank. While Ms. Smith was specifically excluded from any committee discussion concerning her own compensation, she did participate in the committee's discussion concerning other key executive compensation.

CORPORATE COMPENSATION POLICY

         The Management Oversight Committee of the Board of Directors sets compensation guidelines for the Chief Executive Officer and other executive officers of Union National Bancorp and Union National Bank. Such guidelines are intended to provide suitable rewards for individual performance and to tie such performance to increased stockholder value. While stock performance may be one indicator of stockholder value, several factors such as regulatory capital strength, asset quality, and other factors also represent valid bases on which to judge management's performance. Total compensation includes base salary, benefits, short and long term incentives and perquisites.

MANAGEMENT OVERSIGHT COMMITTEE REPORT

         The guidelines used by the Committee involve the following factors: corporate profitability measured by return on assets (ROA), stock price, asset quality, loss reserve levels, market-share, regulatory capital strength, cost control, and regulatory examinations.

         Annually, at year-end, the Committee reviews the base compensation and benefit levels of the CEO, and other executive officers. Each officer's compensation is based on their contribution to Union National Bancorp and Union National Bank, and their meeting of the goals and objectives as set forth in the Strategic Plan. To verify that the compensation and benefits are reasonable and competitive, they are compared with those of executive officers of similarly sized financial services companies in the Mid-Atlantic region. These companies are other banks and thrift institutions. The objective is to set base pay at a level comparable to that being paid by other successful community banking organizations. Such compensation must be maintained at a level sufficient to attract and retain qualified executives. These surveys are readily available in the marketplace and are relied upon by the industry.

         The individual components of Union National Bancorp's compensation program include:

         (a) BASE SALARY. Base salary levels are established for senior officers primarily based upon the valuation of historical performance, degree of responsibility and level of expertise. In addition, the Management Oversight Committee considers compensation data available through various surveys including the Sheshunoff Bank Executive & Director Compensation Survey, Bank Administration Institute Key Executive Compensation Surveys and Starkey & Beall Regional Financial Industry Salary Survey.

         (b) ANNUAL INCENTIVES/BONUSES (SHORT-TERM INCENTIVE). In 1996 Union National Bank adopted a Management Incentive Compensation Program ("MIP") for key officers other than the Chief Executive Officer. The MIP was designed to be similar to existing plans of other banks and financial service companies. The MIP, like these plans in general, requires a considerable degree of specificity with regard to the performance measures and evaluations, which are benchmarked to industry incentive practices. MIP allows the Management Oversight Committee to establish annual performance measures to be used in conjunction with the goals in Union National Bancorp's strategic plan. Executives are eligible for incentive compensation expressed as a percentage of their base salaries for meeting established performance measures. In addition to the MIP Union National Bank has an annual Profit Sharing Bonus Program which has a targeted payout of 0 to 5% of profits. The level of payout is determined by the Board of Directors based on performance versus pre-determined net income targets. All employees that meet the seniority and performance requirements are eligible to participate.

         (c) STOCK OPTION AWARD (LONG-TERM INCENTIVE). The Management Oversight Committee believes that the granting of stock options is the most appropriate form of long-term compensation for key officers, since awards of equity encourage ownership in the success of Union National Bancorp. Stock option grants are discretionary and are limited by the terms and conditions of Union National Bancorp's 1997 Stock Option Plan, which was approved by the shareholders at the 1997 annual meeting. In 1997 a total of 21,890 options were granted as adjusted for stock splits. In 1998 a total of 18,982 options were granted. In 1999 a total of 21,483 options were granted.

                  Management Oversight Committee

                  By:      Kenneth B. Wright         K. Wayne Lockard
                           David L. Brauning         Ethan A. Seidel

                           Donald C. Essich          Virginia W. Smith
                           Dean H. Griffin

PERFORMANCE GRAPH

[GRAPH]


                                         1994     1995      1996      1997      1998       1999
                                         ----     ----      ----      ----      ----       ----

       Union National Bancorp, Inc.      $100    $113.04   $126.49   $145.71   $256.52   $238.78
       NASDAQ Composite                  $100    $139.91   $171.68   $208.82   $291.58   $541.13
       NASDAQ Bank Index                 $100    $144.82   $182.70   $298.87   $263.69   $242.64


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the ownership of Union National Bancorp's common stock by directors, each executive officer of Union National Bancorp and Union National Bank and each person who was known to own beneficially, directly or indirectly, more than 5% of Union National Bancorp's common stock outstanding on February 5, 2000. The term "beneficial ownership" includes common stock that may be acquired within 60 days upon the exercise of options, warrants, and other rights. The address of each person below is the address of Union National Bancorp.




Name of                                Common Stock                Percent of Class
DIRECTOR/EXECUTIVE OFFICER         BENEFICIALLY OWNED (1)          BENEFICIALLY OWNED
-------------------------          ---------------------           ------------------

Baker, Denise L                               9,598                           *   (2)
Blakeslee, Wesley D                           4,355                           *   (3)
Brauning, David L.                           24,026                          1.2  (4)
Bullock, Robert L.                           17,891                           *   (5)
Essich, Donald C.                             5,921                           *
Griffin, Dean H., M.D.                       13,430                           *   (6)
Jones, Bernard L., Sr.                          660                           *





Klinger, William R.                             862                       *
Lockard, K. Wayne                            11,520                       *   (7)
Miller, Ellen                                   220                       *
Peregoy, Gabrielle M.                         2,643                       *   (8)
Scott, Robert T., D.D.S.                      2,615                       *   (9)
Seidel, Ethan A.                              1,386                       *
Smith, Virginia W.                           64,718                      3.4  (10)
Van Sant, Larry A., Sr.                       1,398                       *   (11)
Wantz, Steven L.                             14,521                       *   (12)
Wright, Kenneth B.                            3,190                       *   (13)
All directors and executive officers
   as a group ( 17 persons)                 178,954                     12.2

NAME OF BENEFICIAL OWNERS
-------------------------
Union National 401(k) plan                  121,280                      6.5  (14)
Virginia C. Wantz                           140,395                      7.6  (15)



*        Less than 1% of Union National Bancorp's outstanding common stock.

1) Except as otherwise indicated and except for shares held by members of an individual's family or in trust, all shares are held with sole investment and voting power. Fractional shares resulting from participation in the dividend reinvestment plan have been rounded to the nearest whole share.

2) Includes 8,482 shares held in the Union National 401(k) Plan and 888 shares that may be purchased upon the exercise of stock options.

3)   Includes 3,349 shares held in an IRA.

4)   Includes 5,190 shares held in his spouse's 401(k) Plan.

5)   Includes 1,000 shares in name of a company he controls.

6) Includes 685 shares owned by John W. Griffin & Dean H. Griffin, Jt. Ten., and 430 shares owned by Mr. Griffin's spouse, as to which Mr. Griffin disclaims beneficial ownership.

7) Includes 2,728 shares owned by Mr. Lockard's spouse, as to which Mr. Lockard disclaims beneficial ownership

8) Includes 2,082 shares held by the reporting person in the Union National 401(k) Plan and includes 165 shares held jointly by Ms. Peregoy and her spouse and 396 shares that may be purchased upon the exercise of stock options.

9) Includes 365 shares held jointly by Mr. Scott and his spouse and 880 shares held by Mr. Scott under the Robert T. Scott, DDS PTA Pension Plan.

10) Includes 670 shares held by the reporting person in the Union National 401(k) Plan and 3,861 shares that may be purchased upon the exercise of stock options.

11)      Includes 786 shares held by Mr. Van Sant and his spouse.

12) Includes 492 shares held jointly by Mr. Wantz and his spouse and 11,701 shares held by Mr. Wantz in the Union National 401(k) Plan and 1800 shares that may be purchased upon the exercise of stock options.

13)  Includes 793 shares held jointly by Mr. Wright and his spouse.

14) The Union National 401(k) plan, while owning 6.5% of the outstanding stock of Union National Bancorp, does not control the voting of those shares. Participants are forwarded a proxy statement and cast their vote according to the same rules as any other stockholder.

15)  Includes 70,699 shares held by trustees for the benefit of Virginia C.
     Wantz.

DEFINITIVE CHANGE IN CONTROL AGREEMENT

         On January 21, 2000, Union National Bancorp and Union National Bank announced that they had entered into a definitive agreement for the merger of Union National Bancorp into Mercantile Bankshares Corporation, and the merger of Union National Bank with Westminster Bank and Trust Company, a subsidiary of Mercantile Bankshares Corporation. The agreement provides for an exchange of
1.15 shares of Mercantile common stock for each share of common stock of Union National Bancorp, and is subject to customary closing conditions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT.

         During the past year Union National Bancorp has had, and expects to have in the future, banking transactions in the ordinary course of its business through Union National Bank, its wholly owned banking subsidiary, with its directors and executive officers and with their associates. Such transactions are on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by Union National Bank to these persons have not, and do not currently, involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1999, the outstanding principal balance of loans as well as credit available, but unused under line of credit agreements to directors and executive officers and their associates, including loans guaranteed by any such person, aggregated $4,534,777 which represented approximately 19% of Union National Bank's equity capital accounts.

LEASE AGREEMENTS.

         In 1996, Union National Bank entered into a lease involving 2,400 square feet of office space in Hampstead Maryland, at a monthly rental of $3,150, which Union National Bank uses as its Hampstead branch office. The lessor of the property is K. Wayne Lockard, Chairman of the Board, and his wife, Bonnie M. Lockard, both of whom are stockholders of Union National Bank. In 1992, Union National Bank entered into a lease involving 3,076 square feet of office space in Finksburg Maryland, with a current monthly rental of $1,944.33, which Union National Bank uses as its Finksburg branch office. The lessor of the property is Finksburg Shopping Center Partnership of which David L. Brauning, Director is a 25% partner and stockholder of Union National Bank.

         The leases were negotiated on an arm's-length basis, and are subject to terms that are generally prevailing in the area for comparable properties. In the opinion of Union National Bancorp's Board, the terms of the leases are at least as favorable to Union National Bank as could have been obtained from unaffiliated third parties and the leases are fair and reasonable to Union National Bank.

CERTAIN BUSINESS RELATIONSHIPS.

          Union National Bank has retained, among others, Wesley D. Blakeslee, P.C., the law firm of Director Wesley D. Blakeslee, on an at-will basis to perform collection work. Fees for collection work are assessed on an hourly basis for consumer loans and on a percentage of the amount collected for residential mortgages and commercial loans. Union National Bank paid $5,646.87 in 1999 for these services. The retention of Mr. Blakeslee's firm was negotiated on an arm's-length basis, and is subject to terms that are within the range generally prevailing in this area for collection work. In the opinion of Union National Bancorp's Board of Directors, the terms are at least as favorable to Union National Bank as could have been obtained from unaffiliated third parties and are fair and reasonable to Union National Bank.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTED OF FORM 8-K

         (a) Documents filed as part of this report:

         (1), (2)The following financial statements are included in Exhibit 13 of the Union National's 1999 Annual report to Stockholders:

INDEPENDENT AUDITOR'S REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (3) Exhibits filed herewith or incorporated by reference herein as set forth in the following table prepared in accordance with Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

         (3) CHARTER AND BYLAWS

                  (3a.) Articles of Incorporation of Union National Bancorp is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)

                  (3b.) Bylaws of Union National Bancorp, as amended, is filed herewith

         (10) MATERIAL CONTRACTS

                  (10a.) Employment Agreement between the Union National Bank of Westminster and Virginia W. Smith, President, is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission on May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)

                  (10b.) 1997 Stock Option Plan is incorporated by reference from Union National Bancorp's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)

                  (10c.) Leases between The Union National Bank of Westminster and K. Wayne Lockard, Director, dated October 1, 1997, is incorporated by reference from Union National's Form 10, filed with the Commission of May 5, 1997, and Form 10/A, filed with the Commission on August 21,1997 (Registration No. 0-22523)

                  (10d.) Amendment to employment agreement between the Union National Bank of Westminster and Virginia W. Smith, President, is incorporated by reference from Union National Bancorp's Form 8-K, filed with the Commission on October 26, 1998

                  (10e.) Key Employee Retention Plan is incorporated by reference from Union National's Form 10-K, filed with the Commission on March 25, 1999

         (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                  Union National Bancorp's 1999 Annual Stockholders Report,
Exhibit 13, incorporated herein by reference.

         (12)  STATEMENTS RE COMPUTATION OF RATIOS

                  a. The percentage ratio of net income to average total assets is calculated by dividing net income for 1999 of $3,203,094 , by the average total assets for 1999 of 297,245,000. For 1998 by dividing net income of $2,637,824, by the average totals assets for 1998 of $268,614,000

                  b. The percentage ratio of net income to average shareholders' equity is calculated by dividing net income for 1999 of $3,203,094, by the average shareholders' equity for 1999 of $24,085,000. For 1998 by dividing net income for 1998 of $2,637,824, by the average shareholders' equity for 1998 of $21,165,000.

                  c. The percentage ratio of shareholders' equity to total assets is calculated by dividing shareholders' equity for 1999 of $25,582,882, by the total assets for 1999 of $302,928,108. For 1998 by dividing shareholders' equity for 1998 of $22,236,679, by the total assets for 1998 of $283,913,435.

                  d. The percentage ratio of cash dividends declared to net income on a per share basis is calculated by dividing the cash dividend per share for 1999 of $0.46, by net earnings per share for 1999 of $1.68. For 1998 by dividing the cash dividend per share for 1998 of $0.40, by net earnings per share for 1998 of $1.43.

         (13) ANNUAL REPORT TO STOCKHOLDERS

                  1999 Annual Stockholders Report is filed herewith.

         (21)  SUBSIDIARIES OF THE REGISTRANT

                  Union National Bancorp wholly owns The Union National Bank of Westminster, a national banking association. The Union National Bank of Westminster wholly owns Barnes-Bollinger Insurance Services, Inc., a Maryland corporation and licensed insurance agency, and Union National Delaware Holdings, Incorporated, a Delaware corporation.

         (23) CONSENTS OF EXPERTS & COUNSEL

                 (23a.) Consent of Keller Bruner & Co. L.L.P. is filed herewith.

         (27) FINANCIAL DATA SCHEDULE

                  Filed electronically herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Union National Bancorp, Inc.

Date: March 28, 2000                By: /s/ VIRGINIA W. SMITH
                                        ----------------------------------------
                                         President and Chief Executive Officer

Date:  March 28, 2000               By: /s/ GABRIELLE M. PEREGOY
                                        ----------------------------------------
                                         Vice President & Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2000                by: /s/ K. Wayne Lockard
                                         Director & Chairman of the Board

Date: March 28, 2000                by: /s/ Donald C. Essich
                                         Director & Vice Chairman

Date: March 28, 2000                by: /s/ Kenneth B. Wright
                                         Director

Date: March 28, 2000                by: /s/ Robert T. Scott
                                         Director

Date: March 28, 2000                by: /s/ Larry A. Van Sant, Sr.
                                         Director

Date: March 28, 2000                by: /s/ Virginia W. Smith
                                         Director

Date: March 28, 2000                by: /s/ Wesley D. Blakeslee
                                         Director

Date: March 28, 2000                by: /s/ Dean H. Griffin
                                         Director

Date: March 28, 2000                by: /s/ Ethan A. Seidel
                                         Director

Date: March 28, 2000                by: /s/ Ellen Willis Miller
                                         Director

Date: March 28, 2000                by: /s/ William R. Klinger
                                         Director

Date: March 28, 2000                by: /s/ Bernard L. Jones, Sr.

                                         Director

Date: March 28, 2000                by: /s/ Robert L. Bullock
                                         Director

Date: March 28, 2000                by: /s/ David L. Brauning
                                         Director