Form 10-Q
period 2000-03-31
UNION NATIONAL BANCORP INC
filed 2000-05-10
CIK 919871

United States Securities and Exchange Commission Washington, DC 20549

                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 YES {X} NO { }

     The number of shares of common stock outstanding as of April 11, 2000 is 1,965,349 shares.

                                Table Of Contents
                          Union National Bancorp, Inc.


PART  I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheets                                         2
         Consolidated Statements of Income                                   3
         Consolidated Comprehensive Statements of Income                     3
         Consolidated Statements of Cash Flows                               4
         Notes to Consolidated Financial Statements                          5
Item 2. Management's Discussion and Analysis                                 5-9
PART  II - OTHER INFORMATION                                                 9
Item 6. Exhibits and Reports on Form 8-K                                     9

PART 1 FINANCIAL INFORMATION  ITEM 1 FINANCIAL STATEMENTS
UNION NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                               March 31,            December 31,
                                                                                 2000                   1999
                                                                           ------------------     ------------------
ASSETS                                                                        (Unaudited)

Cash and due from banks                                                         $ 14,737,200           $  7,496,284
Interest bearing deposits with banks                                                  44,825                 23,983
Federal funds sold                                                                 2,311,223                799,873
Investment securities available for sale-at fair value                            69,051,175             70,380,902
Investment securities held to maturity-at amortized cost - fair value
       of $31,111,392 (2000) and $31,260,668 (1999)                               32,389,828             32,619,087
Loans                                                                            179,614,866            179,720,903
Less: allowance for credit losses                                                 (1,808,646)             (1,792,921)
                                                                           ------------------     ------------------
Loans - net                                                                      177,806,220            177,927,982
Premises and equipment                                                             4,013,625              4,059,081
Accrued interest receivable                                                        2,205,450              2,000,671
Goodwill                                                                           2,182,347              2,204,923
Deferred tax                                                                       2,608,337              2,536,222
Other assets                                                                       2,820,581              2,879,100
                                                                           ------------------     ------------------
       TOTAL ASSETS                                                              310,170,811            302,928,108
                                                                           ==================     ==================
LIABILITIES
Deposits:
    Non-interest bearing deposits                                               $ 28,892,256           $ 28,526,731
    Interest bearing deposits                                                    200,702,891            203,651,221
                                                                           ------------------     ------------------
       TOTAL DEPOSITS                                                            229,595,147            232,177,952
Short-term borrowings                                                             27,826,499             18,269,157
Federal Home Loan Bank Borrowing                                                  25,000,000             25,000,000
Accrued expenses and other liabilities                                             1,651,559              1,898,117
                                                                           ------------------     ------------------
       TOTAL LIABILITIES                                                         284,073,205            277,345,226
                                                                           ------------------     ------------------
STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized; 1,965,349 shares in March 31, 2000 1,964,128 shares on
    December 31, 1999 issued and outstanding                                          19,652                 19,640
Capital surplus                                                                   17,590,562             16,831,138
Accumulated other comprehensive income (loss)                                     (2,132,970)            (2,020,588)
Retained earnings                                                                 10,620,362             10,752,692
                                                                           ------------------     ------------------
       TOTAL STOCKHOLDERS' EQUITY                                                 26,097,606             25,582,882
                                                                           ------------------     ------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $310,170,811           $302,928,108
                                                                           ==================     ==================

                                                                              2

UNION NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                                       Three Months Ending
                                                                                         March 31,

                                                                              2000                       1999
                                                                        ------------------        -------------------
INTEREST INCOME:
---------------------------------------------------------------------------------------------------------------------
    Interest and fees on loans                                                 $3,765,975                 $3,499,238
    Interest and dividends on investment securities:
       Taxable interest on mortgage backed securities                             780,823                    784,209
       Other taxable interest & dividends                                         624,839                    450,747
       Nontaxable interest                                                        224,204                    223,391
    Interest on deposits in other banks                                               771                        370
    Interest on federal funds sold                                                 43,796                    138,618
                                                                          ------------------      ------------------
       TOTAL INTEREST INCOME                                                    5,440,408                  5,096,573
                                                                          ------------------      ------------------
INTEREST EXPENSE:
---------------------------------------------------------------------------------------------------------------------
    Interest on deposits:
       Time certificates of deposit of $100,000 and more                          291,663                    307,787
       Other deposits                                                           1,690,591                  1,700,987
                                                                          ------------------      ------------------
           Total interest on deposits                                           1,982,254                  2,008,774
    Interest on short-term borrowings                                             244,719                    126,657
    Interest on Federal Home Loan Bank borrowings                                 349,149                    282,479
                                                                                  -------                    -------
       TOTAL INTEREST EXPENSE                                                   2,576,122                  2,417,910
                                                                          ------------------      ------------------
Net Interest Income                                                             2,864,286                  2,678,663
    Provision for Credit Losses                                                    57,000                     59,000
                                                                                  -------                     ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                           2,807,286                  2,619,663
                                                                                ---------                  ---------
NONINTEREST INCOME:
---------------------------------------------------------------------------------------------------------------------
    Service charges on deposit accounts                                           286,049                    268,290
    Other service charges                                                          87,252                     63,240
    Insurance service commission                                                  333,914                         -
    Other income                                                                   23,192                     44,737
                                                                                  -------                     ------
       TOTAL NONINTEREST INCOME                                                   730,407                    376,267
                                                                                  --------                   -------
NONINTEREST EXPENSE:
---------------------------------------------------------------------------------------------------------------------
    Salaries and employee benefits                                              1,393,826                  1,151,487
    Occupancy expense                                                             217,881                    221,449
    Equipment expenses                                                            191,050                    148,384
    Other expenses                                                               595,535                     548,304
                                                                                 --------                  ---------
       TOTAL NONINTEREST EXPENSES                                               2,398,292                  2,069,624
                                                                               ----------                  ---------
INCOME BEFORE INCOME TAXES                                                      1,139,401                    926,306
PROVISION FOR INCOME TAXES                                                        309,400                    248,591
                                                                                 --------                   --------
NET INCOME                                                                       $830,001                   $677,715
                                                                                 =========                  ========
 EARNINGS PER COMMON SHARE BASIC AND DILUTED                                        $0.42                      $0.37
                                                                                   ======                      =====
 DIVIDENDS PER COMMON SHARE                                                         $0.12                      $0.11
                                                                                   ======                      =====
COMPREHENSIVE STATEMENTS OF INCOME (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $830,001                   $677,715
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
    Unrealized holding gains/(loss) arising during period                        (184,362)                  (609,954)
    Less: reclassification adjustment for gains included in net income                  -                          -
                                                                             ------------------     -----------------
    Other comprehensive income/(loss), before tax                                (184,362)                  (609,954)
    Income tax (expense)/benefit related to items
       of other comprehensive income                                               71,200                    235,564
                                                                             ------------------     -----------------
Other comprehensive income/(loss), net of taxes                                  (113,162)                  (374,390)

COMPREHENSIVE INCOME                                                             $716,839                   $303,325
                                                                                 =========                  ========

                                                                              3

UNION NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                      Three Months Ending
                                                                                            March 31,
                                                                                 2000                       1999
                                                                           ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $830,001                   $677,715
    Adjustments to reconcile net income to net cash
          provided by operating activities:
       Provision for credit losses                                                    57,000                     59,000
       Depreciation and amortization                                                 221,815                    204,673
       Provision for deferred income taxes                                           (71,820)                         -
       Net increase in accrued interest receivable                                  (204,779)                   (98,339)
       Net increase (decrease) in accrued expenses & other liabilities              (246,558)                   179,570
       Other - net                                                                   176,787                    936,592
                                                                           ------------------         ------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                                     762,446                  1,959,211
                                                                           ------------------         ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available for sale securities                                            -                 (13,997,536)
    Proceeds from maturities of available for sale securities                      1,133,361                 11,011,091
    Proceeds from maturities of held to maturity securities                          225,523                    801,156
    Purchases of held to maturity securities                                              -                  (2,494,074)
    Net decrease (increase) in loans                                                  56,494                 (1,192,670)
    Premises and equipment acquired                                                 (176,359)                   (85,150)
                                                                           ------------------         ------------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         1,239,019                 (5,957,183)
                                                                           ------------------         ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                           (2,582,805)                 1,325,898
    Net increase (decrease) in short-term borrowings                               9,557,342                 14,152,882
    Dividend reinvestment plan                                                        32,948                     66,217
    Cash dividends paid                                                             (235,842)                  (203,912)
                                                                           ------------------         ------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   6,771,643                 15,341,085
                                                                           ------------------         ------------------
Net Increase In Cash And Cash Equivalents                                          8,773,108                 11,343,113
Cash And Cash Equivalents At Beginning Of Year                                     8,320,140                 14,864,586
                                                                           ------------------         ------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $17,093,248                $26,207,699
                                                                           ==================         ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                 $2,589,843                 $2,378,552
                                                                           ==================         ==================
    Income taxes paid                                                                309,400                    249,400
                                                                           ==================         ==================

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

Note 3 - On January 20, 2000, the Company entered into an agreement and plan of affiliation and merger with Mercantile Bancshares Corporation. Under the proposal, the Company's shareholders will receive 1.15 shares of Mercantile's $2.00 par common stock for each share of common stock of the Company.

No material legal obligations are created by the proposal and either party may withdraw from the transaction until a definitive agreement is executed. Consummation of the proposed sale is subject to regulatory approval and approval of two-thirds of the Company's shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to Union National Bancorp's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, the health of the real estate and construction market in Union National Bancorp's market area, Union National Bancorp's ability to develop and market new products and to enter new markets, and other factors. As such there can be no assurance that future events will develop in accordance with the forward-looking statements contained below.

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

         Total assets were $310.2 million at March 31, 2000, an increase of $10.5 million or 3.5% over one year earlier. The primary funding source for the asset growth is strong growth in investments from our customers in sweep accounts and certificates of deposit. However, when advantageous, Union National Bank has taken advantage of competitive rates on borrowings from the Federal Home Loan Bank.

         Net income rose $152,286 or 22.47% in the first three months of 2000 to $830,001 from net income of $677,715 in the same period of 1999. The annualized return on average assets for the three-month periods ended March 31, 2000 was 1.10% and for March 31, 1999 was .97%. The annualized return on average equity was 12.95% for the three months ended March 31, 2000 and was 12.28% for the three months ended March 31, 1999.

SECURITIES PORTFOLIO

         Total holdings in the investment portfolio at March 31, 1999 were $101,441,003 and at year-end 1999 were $102,999,989. In aggregate, investment securities decreased $1,558,986 or 1.5% in the first three months of 2000. The investment portfolio is comprised of investment securities available for sale, and investment securities held to maturity. Available for sale represent those securities that management may sell as part of its asset/liability management strategy or that may be sold in response to changing interest rates or liquidity needs. Held to maturity represent securities that are intended to be held until they mature. The total portfolio has a duration of 5.12 years on March 31, 2000. These maturities represent estimates of the actual life on instruments considering mortgaged-backed pay downs.

         Union National Bank formed a passive investment company in June of 1998, Union National Delaware Holding, Inc., (UNDH). First Union is administering general services for Union National Delaware Holding. Union National Bank has in aggregate in its portfolio $35,445,128 as of March 31, 2000. Union National Delaware Holding has in aggregate in its portfolio $67,416,779 as of March 31, 2000. The passive investment company will reduce cost, producing a benefit to Union National Bank's net income.

         The table below presents the securities portfolios mix as of March 31, 2000 when compared to year-end 1999.


                                                       Available-for-Sale                          Held-to-Maturity
                                              March 31,2000        December 31,1999        March 31,2000      December 31,1999
                                              -------------        ----------------        -------------      ----------------

U.S. government securities & obligations
     of U.S. government agencies                $  22,683,552        $  22,813,987         $  12,494,025        $  12,493,956
Obligations of state & political
      Subdivisions                                    605,000              585,698            18,347,338           18,344,666
Mortgaged-backed securities                        43,282,986           44,468,124             1,548,465            1,780,465
Other securities                                    2,479,637            2,513,093                     -                    -
                                               --------------       -------------         --------------        -------------
   Total Investment Securities                 $  69,051,175        $  70,380,902         $  32,389,828         $  32,619,087
                                               ==============       ==============        ==============        =============

LOAN PORTFOLIO

         Total loans outstanding on March 31, 2000 were $179,614,866 and on December 31, 1999 were $179,720,903. The loan portfolio decreased $106,037 in the first three months of the year. The loan portfolio represented 57.9% of total assets on March 31, 2000 and 59.3% of total assets on December 31, 1999. The table below presents the loan portfolio mix as of March 31, 2000 compared to year ended 1999.


                                                         March 31, 2000       December 31, 1999
                                                         --------------       ----------------

Construction and land development                           $5,123,271             $4,400,853
Residential real estate - mortgages                         51,281,166             50,735,954
Commercial real estate - mortgages                          63,808,577             64,920,155
Commercial                                                  34,653,496             33,422,226
Consumer                                                    25,016,152             26,513,490
                                                            ----------             ----------

   Gross Loans                                             179,882,662            179,992,678

Net deferred loan fees and cost                              (267,796)              (271,775)
                                                             ---------              ---------

   Total Loans                                             179,614,866            179,720,903
                                                           ===========            ===========

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

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses on March 31, 2000 was $1,808,646 and on December 31, 1999 was $1,792,921. The ratio of allowance to total loans was 1.01% for the first three months of 2000 and 1.00% at year-end 1999.

                                                                              6
                   Analysis of the Allowance for Credit Losses


                                                                         Amount

Balance at beginning of period 1/1/00                                                   $1,792,921
     Loans charged off                                                   (49,543)
     Recoveries                                                            8,268
     Provision charged to operating expenses                              57,000
                                                                          ------
Balance at end of period 3/31/00                                                        $1,808,646
                                                                                        ==========

Net Charge-offs as a percentage of average total loans         First three months            0.02%

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

DEPOSITS

     Union National Bancorp uses deposits as the primary source for funding asset growth. Union National Bancorp has experienced growth of deposits year after year, especially in certificates of deposit. Union National Bancorp offers individuals, businesses and non-profit organizations a variety of accounts. These accounts, including checking, savings, money market, and certificates of deposits, are obtained primarily from the communities that Union National Bancorp serves.

     Total deposits were $229,595,147 on March 31, 2000 and $232,177,952 on
December 31, 1999. This represents a decrease of $2,582,805 or 1.11% in the first 3 months of 2000. Certificates of deposits, which declined $4.2 million or 3.4%, represents 51.9% of the total deposit portfolio as of March 31, 2000. However, checking accounts, money market, and regular savings experienced growth of $3.9 million or 3.7%. The decline in deposits reflects changes in the competitive environment and in interim management strategies in anticipation of the proposed merger.

SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Reserve Bank or the Federal Home Loan Bank and correspondent bank lines.

     Securities sold under agreement to repurchase averaged $20,092,704 during the first three months of 2000 compared to $19,051,891 at year-end 1999. At March 31, 2000 they totaled $27,826,499, and at year-end 1998, they totaled $18,269,157.

     Union National Bank has borrowed $25,000,000 from the Federal Home Loan Bank. These funds were obtained to promote further growth in the loan and security portfolios. Management believes the spread between the cost of funds on these borrowing and investment return in the loan and securities portfolios will increase Union National Bank's net interest margin.

LIQUIDITY

     Traditionally, Union National Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. Union National Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold are Union National Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, Union National Bank has lines of credit totaling $50 million available from correspondent banks as of March 31, 2000, of which $25 million are already in use.

     On March 31, 2000 securities available for sale and federal funds sold totaled $71,362,398 compared with $71,180,775 on December 31, 1999. These funds averaged $84,427,281 during the three months ended March 31, 2000 and $81,990,016 for the year ended December 31, 1999. Managing the maturities of loans, securities, and certificates of deposit also provides liquidity.

CAPITAL MANAGEMENT

     Union National Bancorp's capital position is presented in the following table:


                                                   March 30,        December 31     For Capital
                                                     2000              1999         ADEQUACY PURPOSES
-----------------------------------------------------------------------------------------------------
Tier 1 capital to risk-weighted assets               13.1%             13.0%            4.0%
Total capital to risk-weighted assets                14.0%             14.0%            8.0%
Capital leverage ratio                                9.0%              8.6%            4.0%

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

     For the first three months, net interest income before provision for loan losses were $2,864,286 in 2000 and $2,678,663 for the same period in 1999. This represents an increase of $185,623 or 6.9% for 2000. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee. Monthly, the committee examines the "gap" and it's assumptions for their validity, and assesses the margins movement relative to these factors. The net interest spread represents the different between the yield on earning assets and the cost of interest bearing liabilities, which declined to 3.74% in the first three months of 2000 from 4.18% at December 31, 1999.


AVERAGE CONSOLIDATED BALANCE SHEETS                March 31, 2000          December 31, 1999
                                                   --------------          -----------------
                                                    (Unaudited)
ASSETS
Cash and due from banks                                 $6,540,880                 $7,114,822
Investments                                            101,802,509                104,699,615
Federal funds sold                                       3,413,123                  5,925,000
Net loans                                              176,738,728                169,481,614
Other assets                                            14,046,515                 10,024,197
                                                 ------------------        ------------------
    TOTAL ASSETS                                      $302,541,755               $297,245,248
                                                 ==================        ==================

LIABILITIES
Deposits                                               228,887,299                228,594,467
Other borrowings                                        45,939,407                 42,623,837
Other liabilities                                        2,162,958                  1,941,495
                                                 ------------------        ------------------
    TOTAL LIABILITIES                                 $276,989,664               $273,159,799
                                                 ------------------        ------------------
Common stock                                                19,652                     19,133
Capital surplus                                         16,865,102                 15,359,566
Retained earnings                                       11,062,839                  9,702,629
Accumulated other comprehensive income                 (2,395,502)                  (995,879)
                                                 ------------------        ------------------
    TOTAL CAPITAL                                      $25,552,091                $24,085,449
                                                 ------------------        ------------------
    TOTAL LIABILITIES & CAPITAL                       $302,541,755               $297,245,248
                                                 ==================        ==================

NONINTEREST INCOME

     Noninterest income for the first three months of 2000 was $730,407 up $354,140 or 94.1% from $376,267 for the first three months of 1999. Noninterest income is comprised of service charge income, service fees income and insurance services income. The three months ended March 31, 2000 service charge income was $286,049 up $17,759 or 6.6% over the same period in 1999. Service fee income for the first three months of 2000 was up slightly $2,467 or 2.3% from $107,977 in 1999 to $110,444 in 2000. Insurance services commissions, generated by the Barnes Bollinger insurance subsidiary acquired June 1, 1999, contributed $333,914 in the first quarter of 2000.

NONINTEREST EXPENSE

     Noninterest expense for the first three months of 2000 was $2,398,292, an increase of $328,668 or 15.8% from $2,069,624 from the same period in 1999. Of this increase, $299,617 is expenses charged to the insurance subsidiary. Three major areas make up noninterest expense. These are salaries and benefits, occupancy and equipment, and other expense.

     Salaries and benefits represent the largest portion of these three areas at 58.1% of total noninterest expense. For the first three months of 2000 salaries and benefits increased $242,339 or 21.0% to $1,393,826 from $1,151,487 in the same period of 1999. This increase is primarily due to personnel expenses in the insurance company.

     The second largest portion of noninterest expense is other expense which represents 24.8% of this expense. For the first three months of 2000 other operating expense increased $47,231 or 8.6% to $595,535 from $548,304 in the same period of 1999. Again, insurance company expenses account for the majority of this increase.

     The final portion of noninterest expense is occupancy and equipment, which makes up 17.1% of total noninterest expense. The largest segment of this portion is depreciation expense which is 54.2% of occupancy and equipment. Depreciation expense increased $17,142 or 8.4% to $221,815 in the first three month of 2000 from $204,673 in the same period of 1999. In recent years, depreciation expenses have risen with the implementation of technology. Management believes that this additional cost will continue to be offset by an increase in asset growth and quality customer service as well as staffing efficiencies.

PROPOSED MERGER

     On January 20, 2000, the Company entered into an agreement and plan of affiliation and merger with Mercantile Bancshares Corporation. Under the proposal, the Company's shareholders will receive 1.15 shares of the Mercantile's $2.00 par common stock for each share of the common stock of the Company. Consummation of the proposed sale is subject to regulatory approval and approval of two-thirds of the Company's shareholders.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (2) Plan merger

               Letter of intent with Mercantile, Inc. is incorporated by reference form Union National Bancorp's Form 8-K, filed with the Commission on January 17, 2000 (Registration No. 0-22523)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc.  (Registrant)

April 18, 2000             BY:/s/ VIRGINIA W. SMITH
                           -------------------------
                           Virginia W. Smith
                           President and Chief Executive Officer

April 18, 2000             BY:/s/ GABRIELLE M. PEREGOY
                           ----------------------------
                           Gabrielle M. Peregoy
                           Vice President