Form 10-Q
period 2000-06-30
UNION NATIONAL BANCORP INC
filed 2000-08-14
CIK 919871

United States Securities and Exchange Commission Washington, DC 20549

                                    FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

                                        YES (X)  NO ( )

    The number of shares of common stock outstanding as of July 14, 2000 is 1,966,228 shares.

                                Table Of Contents
                          Union National Bancorp, Inc.

PART  I - FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheets                                       2
         Consolidated Statements of Income                                 3
         Consolidated Statements of Comprehensive Income                   3
         Consolidated Statements of Cash Flows                             4
         Notes to Consolidated Financial Statements                        5
Item 2. Management's Discussion and Analysis                               5-9

PART 1 FINANCIAL INFORMATION  ITEM 1 FINANCIAL STATEMENTS
UNION NATIONAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,             December 31,
                                                                                    2000                  1999
                                                                                -------------         -------------
ASSETS                                                                           (Unaudited)
Cash and due from banks                                                         $  13,440,462         $   7,496,284
Interest bearing deposits with banks                                                  229,113                23,983
Federal funds sold                                                                  3,085,610               799,873
Investment securities available for sale-at fair value                             68,039,503            70,380,902
Investment securities held to maturity-at amortized cost - fair value of
       $30,657,170 (2000) and $31,111,392 (1999)                                   31,338,014            32,619,087
Loans                                                                             174,662,849           179,720,903
Less: allowance for credit losses                                                  (1,805,232)           (1,792,921)
                                                                                -------------         -------------
Loans - net                                                                       172,857,617           177,927,982
Premises and equipment                                                              4,410,888             4,059,081
Accrued interest receivable                                                         2,084,074             2,000,671
Goodwill                                                                            2,159,771             2,204,923
Deferred tax                                                                        1,606,299             2,536,222
Other assets                                                                        3,588,235             2,879,100
                                                                                -------------         -------------
      TOTAL ASSETS                                                                302,839,586           302,928,108
                                                                                =============         =============
LIABILITIES
Deposits:
    Non-interest bearing deposits                                               $  28,653,647         $  28,526,731
    Interest bearing deposits                                                   $ 201,076,778           203,651,221
                                                                                -------------         -------------
       TOTAL DEPOSITS                                                             229,730,425           232,177,952

Short-term borrowings                                                              19,524,416            18,269,157
Federal Home Loan Bank Borrowing                                                   25,000,000            25,000,000
Accrued expenses and other liabilities                                              1,517,253             1,898,117
                                                                                -------------         -------------
       TOTAL LIABILITIES                                                          275,772,094           277,345,226
                                                                                -------------         -------------
STOCKHOLDERS' EQUITY
Common stock - $.01 par; 10,000,000 shares authorized;
    1,966,228 shares on June 30, 2000 1,964,128 shares on
    December 31, 1999 issued and outstanding                                           19,660                19,640
Capital surplus                                                                    18,407,353            16,831,138
Accumulated other comprehensive income (loss)                                      (1,906,306)           (2,020,588)
Retained earnings                                                                  10,546,784            10,752,692
                                                                                -------------         -------------
       TOTAL STOCKHOLDERS' EQUITY                                                  27,067,491            25,582,882
                                                                                -------------         -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 302,839,586         $ 302,928,108
                                                                                =============         =============

UNION NATIONAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                     Three Months Ended                   Six Months Ended
                                                                           June 30,                            June 30,
                                                                    2000              1999              2000              1999
INTEREST INCOME:
    Interest and fees on loans                                  $  3,757,322      $  3,620,207      $  7,523,297      $  7,119,445
    Interest and dividends on investment securities:
      Taxable interest on mortgage backed securities                 757,696           846,484         1,538,519         1,630,693
      Other taxable interest & dividends                             622,597           582,315         1,247,436         1,033,062
      Nontaxable interest                                            223,217           224,532           447,421           447,923
    Interest on deposits in other banks                                  797               155             1,568               525
    Interest on federal funds sold                                    48,496            66,931            92,292           205,550
                                                                ------------      ------------      ------------      ------------
      TOTAL INTEREST INCOME                                        5,410,125         5,340,624        10,850,533        10,437,198
                                                                ------------      ------------      ------------      ------------
   INTEREST EXPENSE:
    Interest on deposits:
      Time certificates of deposit of $100,000 and more              246,248           221,727           537,911           532,514
      Other deposits                                               1,679,677         1,831,295         3,370,268         3,529,282
                                                                ------------      ------------      ------------      ------------
        Total interest on deposits                                 1,925,925         2,053,022         3,908,179         4,061,796
    Interest on short-term borrowings                                254,153           187,090           498,872           313,747
    Interest on Federal Home Loan Bank borrowings                    333,843           285,822           682,992           568,302
                                                                ------------      ------------      ------------      ------------
        TOTAL INTEREST EXPENSE                                     2,513,921         2,525,934         5,090,043         4,943,845
                                                                ------------      ------------      ------------      ------------
Net Interest Income                                                2,896,204         2,814,690         5,760,490         5,493,353
    Provision for Credit Losses                                       38,000            15,000            95,000            74,000
                                                                ------------      ------------      ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES              2,858,204         2,799,690         5,665,490         5,419,353
                                                                ------------      ------------      ------------      ------------
NONINTEREST INCOME:
    Service charges on deposit accounts                              319,662           292,952           605,711           561,242
    Other service charges                                             81,663            58,818           168,915           146,248
    Insurance service activities                                     417,991           114,417           751,905           114,417
    Other income                                                      18,527            19,584            41,719            40,131
                                                                ------------      ------------      ------------      ------------
      TOTAL NONINTEREST INCOME                                       837,843           485,771         1,568,250           862,038
                                                                ------------      ------------      ------------      ------------
NONINTEREST EXPENSES:
    Salaries and employee benefits                                   986,454         1,219,009         2,380,280         2,370,497
    Occupancy expense                                                180,546           221,830           398,427           443,279
    Equipment expenses                                               153,220           173,992           344,270           322,376
    Other expenses                                                 1,045,359           619,906         1,640,894         1,161,071
                                                                ------------      ------------      ------------      ------------
      TOTAL NONINTEREST EXPENSES                                   2,365,579         2,234,737         4,763,871         4,297,223
                                                                ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                                         1,330,468         1,050,724         2,469,869         1,984,168
PROVISION FOR INCOME TAXES                                           373,661           292,905           683,061           543,923
                                                                ------------      ------------      ------------      ------------
NET INCOME                                                      $    956,807      $    757,819      $  1,786,808      $  1,440,245
                                                                ============      ============      ============      ============
BASIC AND DILUTED EARNINGS PER COMMON SHARE                     $       0.49      $       0.40      $       0.91      $       0.77
                                                                ============      ============      ============      ============
DIVIDENDS PAID PER COMMON SHARE                                 $      0.120      $      0.115      $       0.24      $      0.225
                                                                ============      ============      ============      ============
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Net Income                                                      $    956,807      $    757,819      $  1,786,808      $  1,440,245
OTHER COMPREHENSIVE INCOME/(LOSS), BEFORE TAX:
    Unrealized holding gains/(loss) arising during period         (1,721,944)       (1,895,716)       (1,906,306)       (2,505,670)
    Less: reclassification adjustment for gains
         included in net income                                            0                 0                 0                 0
                                                                ------------      ------------      ------------      ------------
      Other comprehensive income/(Loss), before tax               (1,721,944)       (1,895,716)       (1,906,306)       (2,505,670)
    Income tax (expense) benefit related to items of other
      comprehensive income                                           576,944           732,126           648,144           967,690
                                                                ------------      ------------      ------------      ------------
    Other comprehensive income/(loss), net of taxes               (1,145,000)       (1,163,590)       (1,258,162)       (1,537,980)
                                                                ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME (LOSS)                                     $   (188,193)     $   (405,771)     $   (528,646      $    (97,735)
                                                                ============      ============      ============      ============

UNION NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  Six Months Ending
                                                                                       June 30,
                                                                                2000              1999
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  1,786,808       $  1,440,245
    Adjustments to reconcile net income to net cash
          provided by operating activities:
       Provision for credit losses                                                95,000             74,000
       Depreciation and amortization                                             427,136            414,090
       Deferred income taxes                                                      76,760           (967,667)
       Net increase in accrued interest receivable                               (83,404)          (179,346)
       Net increase (decrease) in accrued expenses & other liabilities          (380,863)             7,647
       Other - net                                                               150,872          1,995,442
                                                                            ------------       ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,072,309          2,784,411
                                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available for sale securities                                        --        (18,987,610)
    Purchases of held to maturity securities                                          --        (10,994,387)
    Proceeds from maturities of available for sale securities                  2,503,332         15,493,390
    Proceeds from maturities of held to maturity securities                    1,271,789          1,396,637
    Net (increase) decrease in loans                                           4,975,365         (9,662,375)
    Bank premises and equipment acquired                                        (778,943)          (277,107)
                                                                            ------------       ------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     7,971,543        (23,031,452)
                                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                       (2,447,527)        10,280,316
    Proceeds form dividend reinvestment plan                                      55,180            112,623
    Net increase in short-term borrowings                                      1,255,259          3,692,949
    Cash dividends paid                                                         (471,719)          (426,187)
                                                                            ------------       ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (1,608,807)        13,659,701
                                                                            ------------       ------------
Net Increase (Decrease) In Cash and Cash Equivalents                           8,435,045         (6,587,340)
Cash and Cash Equivalents At Beginning Of Period                               8,320,140         14,864,586
                                                                            ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 16,755,185       $  8,277,246
                                                                            ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                           $  5,114,852       $  4,912,632
                                                                            ============       ============
    Income taxes paid                                                            683,061            544,000

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

Note 3 - On January 20, 2000, the Company entered into an agreement and plan of affiliation with Mercantile Bancshares Corporation. Under the proposal, the Company's shareholders will receive 1.15 shares of Mercantile's $2.00 par common stock for each share of common stock of the Company. Consummation of this acquisition and merger was completed on July 13, 2000.

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

     Total assets were $302.8 million at June 30, 2000, a decrease of less than .1% from $302.9 at year-end December 31, 1999. Loan and deposit balances have decreased slightly since the announcement of the merger agreement in January.

     Net income rose $346,563 or 24.1% in the first six months of 2000 to $1,786,808 from net income of $1,440,245 in the same period of 1999. The annualized return on average assets for the six month period ended June 30, 2000 and 1999 was 1.18% and 0.97%, respectively. The annualized return on average equity was 13.78% for the six months ended June 30, 2000 and was 11.96% for the six months ended June 30, 1999.

SECURITIES PORTFOLIO

     Total holdings in the investment portfolio at June 30, 2000 were $99,377,517 and at year-end 1999 were $102,999,989. In aggregate, investment securities decreased $3,622,472 or 3.5% in the first six months of 2000. The investment portfolio is comprised of investment securities available for sale, and investment securities held to maturity. Available for sale represent those securities that management may sell as part of its asset/liability management strategy or that may be sold in response to changing interest rates or liquidity needs. Held to maturity represent securities that are intended to be held until they mature. The total portfolio has a duration of 5.09 years on June 30, 2000. This represents estimates of the actual life on investment instruments.

     Union National Bank formed a passive investment company in June of 1998, Union National Delaware Holding, Inc., (UNDH). First Union is administering general services for Union National Delaware Holding. Union National Bank has in aggregate in its portfolio $38,485,441 as of June 30, 2000. Union National Delaware Holding has in aggregate in its portfolio $60,892,076 as of June 30, 2000. The passive investment company will reduce cost, producing a benefit to Union National Bank's net income.

     The following table presents the securities portfolios mix as June 30, 2000 when compared to year-end 1999:

                                                  Available-for-Sale                Held-to-Maturity
                                             June 30,2000   December 31,1999   June 30,2000  December 31,1999
                                             ------------   ----------------   ------------  ----------------
U.S. government securities and agencies      $22,527,355      $22,813,981      $12,493,919      $12,493,956
State & county municipals                        529,675          585,698       17,716,719       18,344,666
Government mortgaged-backed                   42,495,096       44,468,124        1,127,376        1,780,465
Other securities                               2,487,377        2,513,093               --               --
                                             -----------      -----------      -----------      -----------
   Total Investment Securities               $68,039,503      $70,380,902      $31,338,014      $32,619,087
                                             ===========      ===========      ===========      ===========


LOAN PORTFOLIO

     Total loans outstanding on June 30, 2000 were $174,662,849 and on December 31, 1999 were $179,720,903. The loan portfolio decreased $5,058,054 or 2.8% in the first six months of the year. The loan portfolio represented 57.7% of total assets on June 30, 2000 and 59.3% of total assets on December 31, 1999.

The table below presents the loan portfolio mix as of June 30, 2000 compared to year ended 1999:

                                          June 30,2000      December 31,1999
                                          ------------      ----------------
Construction and land development        $   5,483,724       $   4,400,853
Residential real estate - mortgages         53,002,082          50,735,954
Commercial real estate - mortgages          59,789,649          64,920,155
Commercial                                  31,322,682          33,422,226
Consumer                                    25,364,977          26,513,490
                                         -------------       -------------
   Gross Loans                             174,963,114         179,992,678
Net deferred loan fees and cost               (300,265)           (271,775)
                                         -------------       -------------
   Total Loans                             174,662,849         179,720,903
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

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses on June 30, 2000 was $1,805,232 and on December 31, 1999 was $1,792,921. The ratio of allowance to total loans was 1.03% for the first six months of 2000 compared to 1.00% at year-end 1999.

Analysis of the Allowance for Credit Losses

    Description                                                      Amount
Balance at beginning of period 1/1/99                                              $1,792,921
                                                                                   ----------
   Loans charged off                                              (108,187)
   Recoveries                                                       25,500
   Provision charged to operating expenses                          95,000
                                                                   =======
Balance at end of period 6/30/99                                                   $1,805,232
                                                                                   ==========

Net Charge-offs as a percentage of average total         First six months                 .94%
loans


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

     Total deposits were $229,730,425 on June 30, 2000 and $232,177,952 on
December 31, 1999. This represents a decrease of $2,447,527 or 1.05% in the first 6 months of 2000. Certificates of deposit, which declined $10 million or 8.0%, represent 49.6% of the total deposit portfolio as of June 30, 2000. Checking accounts, money market, and regular savings experienced an increase of $7.6 million or 6.9%.

SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds purchased, repurchase agreements, and borrowings from the Federal Home Loan Bank and correspondent bank lines.

     Securities sold under agreement to repurchase have averaged $21,559,638 during the first six months of 2000 compared to $19,051,891 at year-end 1999. At June 30, 2000 they totaled $19,524,416, and $18,269,157 at year-end 1999.

     Union National Bank has borrowed $25,000,000 from the Federal Home Loan Bank to promote further growth in the loan and security portfolios. Management believes the spread between the cost of funds on these borrowing, and investment return in the loan and securities portfolios will continue to increase Union National Bank's net interest margin.

LIQUIDITY

     Traditionally, Union National Bank has maintained a strong liquidity position due to its concentration of core deposits such as regular savings and checking accounts. Union National Bank considers a high percentage of its money market accounts and certificates of deposit as core deposits. Federal funds sold are Union National Bank's most liquid earning asset. Other sources include securities classified as available for sale. In addition to these sources, Union National Bank has lines of credit totaling $50 million available from correspondent banks as of June 30, 2000, of which 27 million are already in use.

     On June 30, 2000 securities available for sale and federal funds sold totaled $71,125,113 compared with $71,180,775 on December 31, 1999. Liquidity is also provided by managing the maturities of loans, securities, and certificates of deposit.

CAPITAL MANAGEMENT

     The Company's capital position is presented in the following table:

                                                     June 30,          December 31      For Capital
                                                     2000               1999            Adequacy Purposes
---------------------------------------------------------------------------------------------------------
Tier 1 capital to risk weighted assets               12.4%             13.0%            4.0%
Total capital to risk weighted assets                13.6%             14.0%            8.0%
Capital leverage ratio                                8.4%              8.6%            4.0%


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

     For the first six months, net interest income before provision for loan losses was $5,760,490 in 2000 and $5,493,353 for the same period in 1999. This represents an increase of $267,137 or 4.9% over the same period in 1999. Managing the net interest margin is one of the primary focuses of the Asset / Liability Committee. Monthly, the committee examines the "gap" and its assumptions for their validity, and assesses the margin's movement relative to these factors. The net interest spread, the difference between the yield on earning assets and the cost of interest bearing liabilities, improved slightly to 3.66% in the first six months of 2000 from 3.64% at December 31, 1999.

     For the three months ended June 30, 2000, net interest income before provision for loan losses were $2,896,204 and $2,814,690 for the three months ended June 30, 1999. This is a $81,514 increase or 2.9% for this period.

AVERAGE CONSOLIDATED BALANCE SHEETS         JUNE 30, 2000     DECEMBER 31, 1999
                                            -------------     -----------------
                                             (Unaudited)
ASSETS
Cash and due from banks                     $   7,146,758       $   7,114,822
Investments                                   101,071,079         104,699,615
Federal funds sold                              3,060,247           5,925,000
Net loans                                     176,219,944         169,481,614
Other assets                                   14,249,765          10,024,197
                                            -------------       -------------
    TOTAL ASSETS                            $ 301,747,791       $ 297,245,248
                                            =============       =============
LIABILITIES
Deposits                                      227,225,798         228,594,467
Other borrowings                               46,559,638          42,623,837
Other liabilities                               2,038,329           1,941,495
                                            -------------       -------------
    TOTAL LIABILITIES                       $ 275,823,764       $ 273,159,799
                                            =============       =============
Common stock                                       19,654              19,133
Capital surplus                                16,868,766          15,359,566
Retained earnings                              11,303,000           9,702,629
Accumulated other comprehensive income         (2,267,393)           (995,879)
                                            -------------       -------------
    TOTAL CAPITAL                           $  25,924,027       $  24,085,449
    TOTAL LIABILITIES & CAPITAL             $ 301,747,791       $ 297,245,248
                                            =============       =============


NONINTEREST INCOME

     Total noninterest income for the first six months of 2000 was $1,568,250 up $706,212 or 81.9% from $862,038 for the first six months in 1999. Total noninterest income for the three months ended June 30, 2000 and 1999 respectfully was $837,843 and

$485,771, an increase of $352,072 or 72.5%. Noninterest income is divided into two areas, service charge income and service fee income. In comparison to 1999 figures, service charges on deposit accounts increased $67,136 in the first half of 2000 and $49,555 for the three months ended June 30,2000. Service fee income increased $639,076 in the first half of 2000, and $305,217 for the three months ended June 30, 2000. The increase is primarily due to insurance service commissions from the Barnes-Bollinger acquisition.

NONINTEREST EXPENSE

      Noninterest expense for the first six months of 2000 was $4,763,871 an increase of $466,648 or 10.9% from $4,297,223 in 1999. Noninterest expense for the three months ended June 30,2000 was $2,365,579 an increase of $130,842 or 5.9% from $2,234,737 for the same time period of 1999. Three major areas that make up noninterest expense are salaries and benefits, occupancy and expense, and other expense. Management has concentrated on reducing noninterest expense while still providing quality products and customer service.

     Salaries and benefits for the first six months of 2000 totaled $2,380,280, up $9,783 or 0.4% from $2,370,497 in the first six months of 1999. For the three months ended June 30, 2000, salaries and benefits were $986,454, down $232,555 or 19.1% from $1,219,009 for the three months ended June 30, 1999. Personnel expense, the largest segment of noninterest expense, represented 50.0% of the total for the six months ended June 30, 2000

     Occupancy and equipment expenses for the first six months totaled $742,697 in 2000, a decrease of $22,958 or 3.0% from $765,655 for the first six months of 1999. For the three months ended June 30, 2000, occupancy and equipment was $333,766, down $62,056 or 15.7% from $395,822 for the three months ended June 30, 1999. Depreciation expense represents 57.5% of occupancy and equipment expense. Depreciation expense for the first half of 2000 was $440,339 up $31,891 or 7.8% from $408,448 in the same period in 1999.

     Other expense totaled $1,640,895 for the first six months of 2000, an increase of $479,824 from $1,161,071 for the first six months of 1999. For the three months ended June 30, 2000, other expense was $1,045,360, up $425,454 or 68.6% from $619,906 for the three months ended June 30,1999. The increase is primarily due to insurance service commissions from the Barnes-Bollinger acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union National Bancorp, Inc.  (Registrant)

July 28, 2000              BY: /s/ STEVEN L.WANTZ
                           ----------------------
                           Virginia W. Smith
                           Acting President and Chief Operations Officer


July 28, 2000              BY: /s/ GABRIELLE M. PEREGOY
                           ----------------------------
                           Gabrielle M. Peregoy
                           Vice President